Form 10QSB
period 2000-03-31
NATALMA INDUSTRIES INC
filed 2001-07-06
CIK 1077915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                     Commission File Number 333-79405
                         NATALMA INDUSTRIES, INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

        Nevada                                     88-0409369
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

          1550 Ostler Court
     N. Vancouver, B.C., Canada                     V7G 2P1
(Address of principal executive offices)          (Zip Code)
 ------------------------------------------------------------------
  Registrant's telephone number, including area code (604) 990-2072
                                None
     ---------------------------------------------------------
     Former Name, Address and Fiscal Year, if Changed Since
     Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 11,500,000.

Registrant's Form SB-2/A and all exhibits thereto, filed on March 17, 2000 are incorporated herein by reference.

                                    PART  1

Item 1.  Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10KSB, as amended.

                      NATALMA INDUSTRIES, INC.
                           Balance Sheet

                                ASSETS
                                ------
                                        March 31         December 31
                                          2000              1999
                                          ----              ----
                                       (Unaudited)        (Audited)
Current Assets
--------------
  Cash                                $    7,915         $   10,158
                                      ----------         ----------
    Total Current Assets                   7,915             10,158
Other Assets
------------
  Mineral Properties                      55,500             55,500
                                      ----------         ----------
    Total Other Assets                    55,500             55,500
    Total Assets                      $   63,415         $   65,658
                                      ==========         ==========

                              LIABILITIES
                              -----------
Current Liabilities
-------------------
  Accounts Payable                    $    1,510         $    2,577
  Officer Advances                            -                  -
                                      ----------         ----------
    Total Current Liabilities              1,510              2,577
                                      ----------         ----------
    Total Liabilities                      1,510              2,577
  Commitments and Contingencies               -                  -

                          STOCKHOLDERS' EQUITY
                          --------------------
Common Stock                              11,500             11,500
  25,000,000 authorized shares,
  par value $.001, 11,500,000
  shares issued and outstanding
Additional Paid-In-Capital                53,930             53,930
Accumulated Deficit during the
Development Period                       (3,525)             (2,349)
                                      ----------          ----------
    Total Stockholders'
    Equity (Deficit)                      61,905              63,081
                                      ----------          ----------
    Total Liabilities and
    Stockholders' Equity                  63,415              65,658

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                        NATALMA INDUSTRIES, INC.
                        Statement of Operations
                             (Unaudited)
                                     ---------------------------------------
                                           For the Three Months Ended
                                                    March 31
                                     ---------------------------------------
                                            2000                  1999
                                     ==================     ================
Revenues:
---------
  Revenues                                           -                    -
                                      -----------------      ---------------
    Total Revenues                    $              -       $            -

Expenses:
---------
  Professional Fees                                470                    -
  Operating Expenses                               706                   704
                                      ----------------       ---------------
    Total Expenses                               1,176                   704

    Net Income before Taxes           $        (1,176)       $          (704)

Provision for Income Taxes:
---------------------------
  Income Tax Benefit                                 -                     -

    Net Income (Loss)                  $        (1,176)       $         (704)
                                       ================       ===============
Basic and Diluted Earnings
Per Common Share                               (0.0001)              (0.0001)
                                       ----------------       ---------------
Weighted Average number of Common
Shares used in per share calculations        11,500,000            11,500,000
                                       ================       ===============

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA INDUSTRIES, INC.
                   Statement of Stockholders' Equity
                           As of March 31, 2000
                               (Unaudited)

                                                                        Stock-
                                         $0.001    Paid-In  Accumulated holders'
                              Shares    Par Value  Capital    Deficit   Equity
                            ----------  ---------  --------  --------- --------

Balance, January 1, 1999     3,000,000      3,000        -          -     3,000

Issuance of common stock     8,500,000      8,500    72,000         -    80,500

Expenses for stock offering         -          -    (18,070)        -   (18,070)

Net Income (Loss)                   -          -         -     (2,349)   (2,349)
                            ==========  =========  ========  =========  =======

Balance, December 31, 1999  11,500,000     11,500    53,930    (2,349)   63,081
                            ----------  ---------  --------  ---------  -------

Net Income (Loss)                                              (1,176)   (1,176)
                            ----------  ---------  --------  ---------  -------

Balance, March 31, 2000     11,500,000     11,500    53,930    (3,525)   61,905
                            ==========  =========  ========  =========  =======


[FN]
The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA INDUSTRIES, INC.
                         Statement of Cash Flows
                               (Unaudited)
                                           ------------------------------------
                                                 For the Three Months Ended
                                                          March 31
                                           ------------------------------------
                                                 2000                1999
                                           ----------------     ---------------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                          $        (1,176)     $         (704)

Adjustments to reconcile net loss to net
cash provided (used) to operating activities:
  Organizational costs expenses under SOP 98-5            -                 125
  Increase (Decrease) in Accounts Payable            (1,067)                400
                                           -----------------    ---------------
     Total Adjustments                               (1,067)                525
                                           -----------------    ---------------
Net Cash Used in Operating Activities      $         (2,243)    $         (179)

Cash Flows from Investing Activities:
-------------------------------------
  Purchase of Mineral Properties                          -            (55,000)
                                           -----------------    ---------------
Net Cash Used in Investing Activities      $              -     $      (55,000)
                                           -----------------    ---------------
Cash Flows from Financing Activities:
-------------------------------------
  Payments on Stockholder Advance                         -             (14,483)
  Proceeds from Issuance of Stock                         -              79,983
  Costs Incurred to Raise Capital                         -              (3,008)
                                           -----------------    ---------------
Net Cash Provided for Financing Activities $              -     $        62,492
                                           -----------------    ---------------
Net Increase (Decrease) in Cash            $         (2,243)    $         7,313
Cash Balance, Begin Period                            10,158              4,490
                                           -----------------    ---------------
Cash Balance, End Period                               7,915             11,803
                                           =================    ===============
Supplemental Disclosures:
  Cash Paid for Interest                   $              -     $            -
  Cash Paid for income taxes               $              -     $            -
  Stock Issued for Option to Purchase                     -                  -
  Stock Issued for Repayment of Shareholder               -                  -

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,500,000 common shares issued and outstanding as of March 31, 2000 and 1999.

Fixed Assets
------------
The Company has no fixed assets at this time.

Federal Income Tax
------------------
The Company will be taxed under Subchapter C of the Internal Revenue Code for its US operations. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continuation)
-------------------------------------------------------------------

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128,
"Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continuation)
-------------------------------------------------------------------

Employers' Disclosure about Pensions and Other Postretirement Benefits
----------------------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other post-retirement plans. The financial statements are unaffected by implementation of this new standard.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronounce-ment has no effect on the Company's financial statements.

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107.
"Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of March 31, 2000 and 1999.

Note 2 - COMMON STOCK
---------------------
During the year ended December 31, 1999, the Company issued 8,500,000 shares of common stock to various investors for cash totaling $80,500.

The Company issued 500,000 shares of common stock at $.001 per share in accordance with the Assignment of Option to Purchase Agreement of Mineral Properties.

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 3 - SUPPLEMENTARY OF SCHEDULE OF NONCASH ACTIVITIES
--------------------------------------------------------
During the year ended December 31, 1999, deferred offering cost of $12,885 previously included in organization costs, were charged to additional paid-in-capital in accordance with Staff Accounting Bulletin 5A.

On May 11, 1999 an related third party acquired a total of 500,000 shares of the Company's common stock as partial payment for mineral properties.

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller") wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, he Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2001.

Note 5 - ORGANIZATION COSTS
---------------------------
The Company has incurred legal, accounting and other formation costs. During the year ended December 31, 1999, these costs were charged to operations in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5. During the year ended December 31, 1998, the Company also incurred $12,885 in expenses related to an offering of shares of its common stock. At December 31, 1999 these costs were included in organization costs, as no proceeds had yet been received from the offering. During the year ended December 31, 1999, these expenses, plus additional offering costs incurred, were charged against the gross proceeds received from the offering in accordance with the Securities and Exchange Commissions' Staff Accounting Bulletin 5A.

Note 6 - RELATED PARTIES
------------------------
During 1999, the Company paid the major shareholder a total of $14,483, which had been advanced previously to the Company.

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 7 - INCOME TAXES
---------------------
Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                                                          2000          1999
                                                          ----          ----
              Current                                  $    -0-      $    -0-
              Deferred                                      -0-           -0-
                                                       --------      --------
                Total provisions for income taxes      $    -0-      $    -0-
                                                       ========      ========

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                                          2000          1999
                                                          ----          ----
              Net operating loss carryforward          $   400      $    799
              Valuation allowance                         (400)         (799)
                                                       --------      --------
                Total provisions for income taxes      $    -0-      $    -0-
                                                       ========      ========

The net operating loss carryforward will expire if not applied by 2020.

Note 8 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the quarter ended March 31, 2000.

Registrant had a net loss of $1,176 for the period from inception to the quarter ended March 31, 2000, resulting in a net loss per share of $0.001.

Expenses for the period from inception to the quarter ended March 31, 2000 were $6870, and consisted primarily of operating expenses of $706 and $470 incurred for administrative and professional fees representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At the quarter ended March 31, 2000, Registrant's primary source of liquidity included cash and cash equivalents of $7,915. Cash in the bank at the quarter ended March 31, 2000 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash require-ments is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its proposed business operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS
----------------------------------------------------
Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.

            	      PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K
----------------------------------------

A)	All exhibits required to be filed herein are incorporated by reference to
Registrant's Form SB2/A, previously filed with the Commission on March 17, 2000.

B)	There were no reports on Form 8-K filed during the quarter.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                               NATALMA INDUSTRIES, INC.

Dated:	 June 30, 2001          By:/s/ Derick Sinclair, President, Secretary,
                               Treasurer and Director

Dated:	 June 30, 2001          By:/s/ Rex Pegg, Vice President