Form 10QSB
period 2000-06-30
NATALMA INDUSTRIES INC
filed 2001-07-06
CIK 1077915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to _____________

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

The number of shares outstanding of the registrant's common stock as of June 30, 2000 was 11,500,000.

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

                      NATALMA INDUSTRIES, INC.
                           Balance Sheet

                           A S S E T S
                           -----------
                                        June 30         December 31
                                          2000              1999
                                      (Unaudited)        (Audited)
Current Assets
--------------
  Cash                                $    7,062         $   10,158
                                      ----------         ----------
    Total Current Assets                   7,062             10,158

Other Assets
------------
  Mineral Properties                      55,500             55,500
                                      ----------         ----------
    Total Other Assets                    55,500             55,500
    Total Assets                      $   62,562         $   65,658
                                      ==========         ==========

                          L I A B I L I T I E S
                          ---------------------
Current Liabilities
-------------------
  Accounts payable                    $    1,510         $    2,577
  Officer Advances                            -                  -
                                      ----------         ----------
    Total Current Liabilities              1,510              2,577
                                      ----------         ----------
    Total Liabilities                      1,510              2,577
  Commitments and Contingencies              -                  -

                  S T O C K H O L D E R S'  E Q U I T Y
                  -------------------------------------
Common Stock                              11,500             11,500
  25,000,000 authorized shares,
  par value $.001, 11,500,000
  shares issued and outstanding

Additional Paid-In-Capital                53,930             53,930
Accumulated Deficit during the
Development Period                        (4,378)            (2,349)
                                      ----------          ----------
  Total Stockholders' Equity (Deficit)    61,052             63,081
                                      ----------          ----------
  Total Liabilities and Stockholders'
  Equity                                  62,562             65,658
                                      ==========          ==========

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                        NATALMA INDUSTRIES, INC.
                        Statement of Operations
                             (Unaudited)

                             ------------------------------------------------
                               Three Months Ended          Six  Months Ended
                                    June 30                     June 30
                             ------------------------------------------------
                                  2000         1999          2000        1999
                             ==========   =========     =========    ========
Revenues:
---------
  Revenues                           -           -               -           -
                             ----------   ---------       ---------    --------
    Total Revenues           $       -    $      -        $      -     $     -

Expenses:
---------
  Professional fees                 470           -             470          -
  Operating Expenses                706          704          1,559       1,526
                             ----------    ---------       --------     -------
     Total Expenses               1,176          704          2,029       1,526

     Net Income before Taxes $  (1,176)    $   (704)       $ (2,029)    $(1,526)

Provision for Income Taxes:
---------------------------
  Income Tax Benefit                 -            -               -          -

     Net Income (Loss)       $  (1,176)    $   (704)       $ (2,029)    $(1,526)
                             ==========    =========       =========    ========
Basic and Diluted Earnings
Per Common Share               (0.0001)     (0.0001)        (0.0002)    (0.0001)
                             ----------    ---------       ---------    --------
Weighted Average number of
Common Shares used in
per share calculations      11,500,000   11,500,000      11,500,000  11,500,000
                            ==========   ==========      ==========  ==========

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA INDUSTRIES, INC.
                   Statement of Stockholders' Equity
                           As of June 30, 2000
                               (Unaudited)

                                                                         Stock-
                                          $0.001    Paid-In  Accumulated holders
                               Shares    Par Value  Capital    Deficit   Equity
                             ----------  ---------  --------  --------- --------

Balance, January 1, 1999      3,000,000      3,000        -          -    3,000

Issuance of common stock      8,500,000      8,500    72,000         -   80,500

Expenses for stock offering          -          -    (18,070)         - (18,070)

Net Income (Loss)                    -          -         -     (2,349)  (2,349)
                             ==========  =========  ========  =========  =======

Balance, December 31, 1999   11,500,000     11,500    53,930    (2,349)  63,081
                             ----------  ---------  --------  ---------  -------

Net Income (Loss)                                               (2,029)  (2,029)
                             ----------  ---------  --------  ---------  -------

Balance, June 30, 2000       11,500,000     11,500    53,930    (4,378)   61,052
                             ==========  =========  ========  =========  =======





[FN]
The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA INDUSTRIES, INC.
                         Statement of Cash Flows
                               (Unaudited)

                                           ------------------------------------
                                                 For the Six Months Ended
                                                          June 30
                                           ------------------------------------
                                                 2000                1999
                                           ----------------     ---------------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                          $        (2,029)     $       (1,526)

Adjustments to reconcile net loss to net
cash provided (used) to operating activities:
  Organizational costs expenses under SOP 98-5            -                 125
  Increase (Decrease) in Accounts Payable            (1,067)                400
                                           -----------------    ---------------
     Total Adjustments                               (1,067)                525
                                           -----------------    ---------------
Net Cash Used in Operating Activities      $         (3,096)    $       (1,001)

Cash Flows from Investing Activities:
-------------------------------------
  Purchase of Mineral Properties                          -            (55,000)
                                           -----------------    ---------------
Net Cash Used in Investing Activities      $              -     $      (55,000)
                                           -----------------    ---------------
Cash Flows from Financing Activities:
-------------------------------------
  Payments on Stockholder Advance                         -            (14,483)
  Proceeds from Issuance of Stock                         -              79,983
  Costs Incurred to Raise Capital                         -             (3,008)
                                           -----------------    ---------------
Net Cash Provided for Financing Activities $              -     $        62,492
                                           -----------------    ---------------
Net Increase (Decrease) in Cash            $         (3,096)    $         6,491

Cash Balance, Begin Period                            10,158              4,490
                                           -----------------    ---------------
Cash Balance, End Period                               7,062             10,981
                                           =================    ===============
Supplemental Disclosures:
  Cash Paid for Interest                   $              -     $            -
  Cash Paid for income taxes               $              -     $            -

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,500,000 common shares issued and outstanding as of June 30, 2000 and 1999.

Fixed Assets
------------
The Company has no fixed assets at this time.

Federal Income Tax
------------------
The Company will be taxed under Subchapter C of the Internal Revenue Code for its US operations. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.
The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes",which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about whcih separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107.
"Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of June 30, 2000 and 1999.

Note 2 - COMMON STOCK
---------------------
The Company issued 8,500,000 shares of common stock to various investors for cash totaling $80,500.

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

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller") wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 U.S. in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2001.

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

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 7 - INCOME TAXES
---------------------
Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                                                          2000          1999
                                                          ----          ----

              Current                                  $    -0-      $    -0-
              Deferred                                      -0-           -0-
                                                       --------      --------

                Total provisions for income taxes      $    -0-      $    -0-
                                                       ========      ========

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                                          2000          1999
                                                          ----          ----
              Net operating loss carryforward          $   690      $    799
              Valuation allowance                         (690)         (799)
                                                       --------      --------
                Total provisions for income taxes      $    -0-      $    -0-
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the quarter ended June 30, 2000.

Registrant had a net loss of $2,029 for the period from inception to the quarter ended June 30, 2000, resulting in a net loss per share of $0.002.

Expenses for the period from inception to the quarter ended June 30, 2000 were $2,029, and consisted primarily of operating expenses of $1,559 and $470 incurred for administrative and professional fees representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At the quarter ended June 30, 2000, Registrant's primary source of liquidity included cash and cash equivalents of $7,062. Cash in the bank at the quarter ended June 30, 2000 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its proposed business operations.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS
----------------------------------------------------
Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based o current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.

              			      PART II - OTHER INFORMATION



ITEM 6.	EXHIBITS AND REPORTS OF FORM 8-K

A)	All exhibits required to be filed herein are incorporated by reference to
Registrant's Form SB-2, previously filed with the Commission on March 17, 2000.

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