Form 10QSB
period 2000-09-30
NATALMA INDUSTRIES INC
filed 2001-07-06
CIK 1077915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 11,500,000.

Registrant's Form SB-2/A and all exhibits thereto, filed on March 17, 2000 are incorporated herein by reference.

                             PART  1



Item 1.  Financial Statements

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB2/A, filed concurrently herewith.

                      NATALMA INDUSTRIES, INC.
                            Balance Sheet
                           A S S E T S
                           -----------
                                     September 30       December 31
                                         2000               1999
                                         ----               ----
                                     (Unaudited)         (Audited)
Current Assets
--------------
    Cash                              $    6,591         $   10,158
                                      ----------         ----------
         Total Current Assets              6,591             10,158
Other Assets
------------
    Mineral Properties                    55,500             55,500
                                      ----------         ----------
         Total Other Assets               55,500             55,500
         Total Assets                 $   62,091         $   65,658
                                      ==========         ==========

                          L I A B I L I T I E S
                          ---------------------
Current Liabilities
-------------------
   Accounts payable                   $    1,510         $    2,577
   Officer Advances                           -                  -
                                      ----------         ----------
        Total Current Liabilities          1,510              2,577
                                      ----------         ----------
        Total Liabilities                  1,510              2,577
   Commitments and Contingencies              -                  -

                  S T O C K H O L D E R S'  E Q U I T Y
                  -------------------------------------
Common Stock                              11,500             11,500
25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding

Additional Paid-In-Capital                53,930             53,930
Accumulated Deficit during the
Development Period                        (4,849)            (2,349)
                                      ----------          ----------
        Total Stockholders'
        Equity (Deficit)                  60,581             63,081
                                      ----------          ----------
        Total Liabilities
        and Shareholders' Equity          62,091              65,658
                                      ==========          ==========

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                        NATALMA INDUSTRIES, INC.
                        Statement of Operations
                             (Unaudited)

                                                                                ------------------------------------------------
                               Three Months Ended         Nine Months Ended
                                  September 30              September 30
                             ----------------------------------------------
                              2000         1999          2000        1999
                             ==========   =========     =========    ========
Revenues:
---------
  Revenues                           -           -               -           -
                             ----------   ---------       ---------    --------
    Total Revenues           $       -    $      -        $      -     $     -

Expenses:
---------
  Professional fees                 201           -             671          -
  Operating Expenses                270          236          1,829       1,762
                             ----------    ---------       --------     -------
     Total Expenses                 471          236          2,500       1,762

     Net Income before Taxes $    (471)    $   (236)       $ (2,500)    $(1,762)

Provision for Income Taxes:
---------------------------
  Income Tax Benefit                 -            -               -           -

     Net Income (Loss)       $    (471)    $   (236)       $ (2,500)    $(1,762)
                             ==========    =========       =========    ========
Basic and Diluted Earnings
Per Common Share               (0.0000)     (0.0000)        (0.0002)    (0.0002)
                             ----------    ---------       ---------    --------
Weighted Average number of
Common Shares used in
per share calculations       11,500,000    11,500,000     11,500,000  11,500,000
                             ==========    ==========     ==========  ==========

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA INDUSTRIES, INC.
                   Statement of Stockholders' Equity
                       As of September 30, 2000
                               (Unaudited)

                                                                         Stock-
                                          $0.001    Paid-In  Accumulated holders
                               Shares    Par Value  Capital    Deficit   Equity
                             ----------  ---------  --------  --------- --------
Balance, January 1, 1999      3,000,000      3,000        -          -     3,000

Issuance of common stock      8,500,000      8,500    72,000         -    80,500

Expenses for stock offering          -          -   (18,070)         -  (18,070)

Net Income (Loss)                    -          -         -     (2,349)  (2,349)
                             ==========  =========  ========  =========  =======

Balance, December 31, 1999   11,500,000     11,500    53,930    (2,349)   63,081
                             ----------  ---------  --------  ---------  -------
Net Income (Loss)                                               (2,500)  (2,500)
                             ----------  ---------  --------  ---------  -------

Balance, September 30, 2000  11,500,000     11,500    53,930    (4,849)   60,581
                             ==========  =========  ========  =========  =======

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA INDUSTRIES, INC.
                         Statement of Cash Flows
                               (Unaudited)

                                           ------------------------------------
                                                 For the Nine Months Ended
                                                        September 30
                                           ------------------------------------
                                                 2000                1999
                                           ----------------     ---------------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                          $        (2,500)     $       (1,762)

Adjustments to reconcile net loss to net cash provided (used) to operating activities:

  Organizational costs expenses under SOP 98-5            -                 125
  Increase (Decrease) in Accounts Payable            (1,067)                400
                                           -----------------    ---------------
     Total Adjustments                               (1,067)                525
                                           -----------------    ---------------
Net Cash Used in Operating Activities      $         (3,567)    $       (1,237)

Cash Flows from Investing Activities:
-------------------------------------
  Purchase of Mineral Properties                          -            (55,000)
                                           -----------------    ---------------
Net Cash Used in Investing Activities      $              -     $      (55,000)
                                           -----------------    ---------------
Cash Flows from Financing Activities:
-------------------------------------
  Payments on Stockholder Advance                         -            (14,483)
  Proceeds from Issuance of Stock                         -             79,983
  Costs Incurred to Raise Capital                         -             (3,008)
                                           -----------------    ---------------
Net Cash Provided for Financing Activities $              -     $       62,492
                                           -----------------    ---------------
Net Increase (Decrease) in Cash            $         (3,567)    $        6,255
Cash Balance, Begin Period                            10,158             4,490
                                           -----------------    ---------------
Cash Balance, End Period                               6,591            10,745
                                           =================    ===============
Supplemental Disclosures:
  Cash Paid for Interest                   $              -     $            -
  Cash Paid for income taxes               $              -     $            -

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,500,000 common shares issued and outstanding as of September 30, 2000 and 1999.

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

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107.
"Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of September 30, 2000 and 1999.

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

Note 4 - MINERAL PROPERTIES

On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the quarter ended September 30, 2000.

Registrant had a net loss of $2,500 for the period from inception to the quarter ended September 30, 2000, resulting in a net loss per share of $0.002.

Expenses for the period from inception to the quarter ended September 30, 2000 were $2,500 and consisted primarily of operating expenses of $1,829 and $671 incurred for administrative and professional fees representing legal and accounting fees incurred in the filing of Registrant's initial public offering documents pursuant to Rule 504, Regulation D of the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At the quarter ended September 30, 2000, Registrant's primary source of liquidity included cash and cash equivalents of $6,591. Cash in the bank at the quarter ended September 30, 2000 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

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

A)	All exhibits required to be filed herein are incorporated by reference to
Registrant's Form SB-2/A, previously filed with the Commission on March 17,2000.

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