Form 10KSB
period 2000-12-31
NATALMA INDUSTRIES INC
filed 2001-07-06
CIK 1077915

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE YEAR ENDED DECEMBER 31, 2000

                Commission File Number 333-79405


                     Natlma Industries, Inc.
        -----------------------------------------------
     (Exact name of registrant as specified in its charter)

        Nevada                                    88-0409369
-------------------------------                -----------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


       1550 Ostler Court
    N. Vancouver, B.C., Canada                      V7G 2P1
---------------------------------------           -----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (604) 990-2072

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the registrant's common stock as of December 31, 2000 was 11,500,000.

Registrant had no revenues for its year ended December 31, 2000.

Registrant's Post-Effective Amendment No. 1 to its Form SB-2/A Registration Statement and all exhibits thereto, and Form 10QSB for the quarters ended March 31, 2000, June 30, 2000, September 30, 2000, and March 31, 2001 are
incorporated herein by reference.

                              PART I

ITEM 1.      DESCRIPTION OF BUSINESS

Natalma Industries, Inc. (Registrant) was incorporated in the State of Nevada on July 9, 1998. Registrant was formed to engage in the exploration and development of mining properties.

In March 1999, Registrant acquired 10 mining claims in the Whitehorse Mining District, Yukon Territory, Canada and is currently in the planning stages of implementing an exploration program on the claims. Presently, Registrant is only in the exploration stage and cannot guarantee that any commercially viable mineralized deposits exist, or will be found, on these properties until such time as appropriate exploration work can be done on the properties and a comprehensive economic evaluation based upon such work is concluded.

As of the date of this filing, Registrant is still in its developmental stage and has not yet commenced full business operations or realized any revenues.

On March 10, 1999, Registrant closed a public offering of 8,000,000 shares of our common stock, at a price of $.01 per share, under Regulation D, Rule 504, made effective in the State of New York on January 13, 1999 and raised a total of $80,000. Registrant also filed a registration statement with the U.S. Securities and Exchange Commission seeking authorization to sell a total of 350,000 shares of its common stock, at an offering price of $1.00 per share, to raise a total of $350,000. The registration was was made effective by the SEC in April, 2000; however, the offering period expired before Registrant sold the shares and a Post-Effective Amendment was recently filed requesting renewal of the offering period.

Registrant's Articles of Incorporation authorize issuance of up to 25,000,000 shares of common stock, par value $.001.

There have been no bankruptcy, receiverships, or similar proceedings by or against Registrant. There has been no material reclassification, merger, consolidation, or purchase or sale of any significant asset(s).

Registrant's administrative office is located at 1550 Ostler Court,
N. Vancouver, British Columbia, Canada V7G 2P1, telephone (604) 929-6437 and its registered Statutory office is located at 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509. Registrant's fiscal year end is December 31.

EMPLOYEES

As of December 31, 2000, Registrant had no employees other than its officers and directors, none of which are represented by a collective bargaining agreement.

ITEM 2.       DESCRIPTION OF PROPERTY

Registrant does not currently own or lease any property other than the rights to exploration and development of the mining claims in Canada and its proprietary data.

ITEM 3.        LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock is not currently listed or traded in any public market.

To date, Registrant has issued 11,500,000 shares of its Common
Stock.These include the 3,000,000 shares issued to the founder of the company,500,000 shares issued to an unrelated third party in connection with the acquisition of the mineral properties and 8,000,000 shares which were purchased and are held by unrelated third-party shareholders, none of which hold more than 5% of the shares outstanding.

Registrant is not subject to outstanding options or warrants to purchase, nor does it have securities convertible into common equity.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

The following selected financial data was derived from Registrant's audited Financial Statements. The information set forth below should be read in conjunction with Registrant's Financial Statements and related Notes included elsewhere in this report.

Year Ended December 31, 2000
----------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                           0

Net income (loss)                              $  (1,691)

Basic income (loss) per share                     (.0001)

Weighted average shares outstanding           11,500,000




BALANCE SHEET DATA:

Cash and cash equivalents                      $   5,890
Mineral properties                                55,500
                                               ---------
Total assets                                   $  61,390

Long-term debt                                         0

Stockholders' equity                           $  61,390


RESULTS OF OPERATIONS
---------------------

Registrant has not yet commenced full business operations or realized any revenues.

Registrant had a net loss of $1,691 at December 31, 2000, resulting in a net loss per share of $.0001.

General and administrative expenses at December 31, 2000 were $1,691, consisting of professional fees in the amount of $650 and operating expenses in the amount of $1,041.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 2000, Registrant's primary sources of liquidity included cash and cash equivalents of $5,890, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

In order to continue its business operations and implement its proposed exploration and development programs, Registrant is wholly dependent upon receipt of the proceeds from the sale of additional shares of its equity securities, as disclosed in the Post-Effective Amendment to its Form SB-2 Registration Statement filed with the Securities and Exchange Commission concurrently herewith. Registrant is believes that receipt of the proceeds from the sale of the shares described in the registration statement will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to strictly adhere to the capital expenditure projections in the registration statement.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS
----------------------------------------------------
Certain parts of this Form 10-K may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.

ITEM 7.      FINANCIAL STATEMENTS

Registrant's financial statement for the year ended December 31, 2000, prepared and audited by Clyde Bailey, P.C., independent chartered accountant is included herein in Part F/S.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                           PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Post-
Effective Amendment to Form SB-2/A, filed concurrently herewith.

ITEM 10      EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Post-
Effective Amendment to Form SB-2/A, filed concurrently herewith.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The information required by this Item is incorporated herein by reference to the information contained in Registrant's Post-
Effective Amendment to Form SB-2/A, filed concurrently herewith.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.

ITEM 13.      EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Financial Statements, Schedules and Exhibits

There are no exhibits filed herewith. All exhibits required to be filed are incorporated herein by reference to Registrant's Post-
Effective Amendment to Form SB-2/A, filed concurrently herewith.

(b) Registrant filed no current reports on Form 8-K during the last quarter of its year ended December 31, 2000.

                                PART F/S















                        Natalma Industries, Inc.


                      Audited Financial Statements

                      December 31, 2000 and 1999













                             Clyde Bailey, P.C.
                        Certified Public Accountant
                         10924 Vance Jackson #404
                         San Antonio, Texas 78230

Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287
(210) 691-2911(fax)

Member:
American Institute of CPA's
Texas Society of CPA's


Board of Directors
Natalma Industries, Inc.


                   INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Natalma Industries, Inc.(Company) as of December 31, 2000 and 1999 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year then ended December 31, 2000 and 1999.
These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.


/s/  Clyde Bailey P.C.
San Antonio, Texas
February 17, 2001

                         NATALMA  INDUSTRIES,  INC.
                              BALANCE  SHEET
                     As of December 31, 2000 and 1999

                                        2000            1999
                                        ----             ---

                               ASSETS
Current Assets
--------------
   Cash. . . . . . . . . . . . . . .$        5,890       $ 10,158
                                    --------------       --------
Total Current Assets . . . . . . . .         5,890         10,158
Other Assets
------------
Mineral Properties . . . . . . . . .        55,500         55,500
                                    --------------       --------
------
Total Other Assets . . . . . . . . .        55,500         55,500
                                    --------------       --------
------
Total Assets . . . . . . . . . .            61,390         65,658
                                    ==============      =========

                            LIABILITIES
Current  Liabilities
--------------------
Accounts Payable . . . . . . . . . .             -          2,577
Officer Advances . . . . . . . . . .             -              -
                                    --------------       --------
------
Total Current Liabilities. . . . . .             -          2,577
                                    --------------       --------
------
Total Liabilities                                -          2,577
Commitments and Contingencies                    -            -

                        STOCKHOLDERS EQUITY

Common Stock                                11,500          11,500

25,000,000 authorized shares, par value $.001
11,500,000 shares issued and outstanding
Additional Paid-in-Capital . . . . . . . .  53,930          53,930
Accumulated Deficit during  the Development
Period . . . . . . . . . . . . . . . . . .  (4,040)         (2,349)
                                          --------          -------
------
Total Stockholders' Equity (Deficit) . . .  61,390          63,081
                                          --------          ------
Total liabilities and
stockholders' equity . . . . . . . . .    $ 61,390       $  65,658
                                          ========       =========


The accompanying notes are integral part of the consolidated financial statements.


                             NATALMA  INDUSTRIES,  INC.
                               Statement of Operations
                               -----------------------


                                      _________________________________
                                            For the Years Ended
                                                December 31
                                     __________________________________
                                           2000	             1999
                                     =============        =============
Revenues
Revenue . . . . . . . . . . . . . .  .$         -         $    -

Expenses
Professional Fees. . . . . . . . . . .            650          -
Operating expenses . . . . . . . . . .          1,041         2,349
                                       --------------      -----------
Total Expenses . . . . . . . . . . . .          1,691         2,349
Net Income before Taxes. . . . . . . .         (1,691)       (2,349)

Provision for Income Taxes
Income Tax Benefit . . . . . . . . . .              -
-
Net Income before  . . . . . . . . . .         (1,691)       (2,349)
                                       ==============      ==========

Basic and Diluted Earnings Per
Common Share . . . . . . . . . . . . .$       (0.0001)    $ (0.0002)
                                       --------------      ---------
Weighted Average number of Common
Shares used in per share calculations      11,500,000    11,500,000
                                       ==============    ===========





The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA  INDUSTRIES,  INC.
                      Statement of Stockholders' Equity
                          As at December 31, 2000


                             $0.001       Paid-in   Accumulated Stockholders'
                  Shares     Par Value    Capital      Deficit    Equity
-----------------------------------------------------------------------------
Balance
January 1,
1999             3,000,000     3,000         -            -        3,000

Issuance
of Common
Stock            8,500,000     8,500       72,000         -       80,500

Expenses
for stock
offering           -          -           (18,070)        -      (18,070)

Net Income
(Loss)             -          -              -       (2,349)      (2,349)
                ==========    ======      =======    ======      =======
Balance at
December
31, 1999        11,500,000    11,500       53,930    (2,349)      $63,081
                ----------    ------      -------    -------     --------
Net Income
(Loss)             -          -             -        (1,691)      (1,691)
                ----------    ------      -------    -------      ------
Balance at
December
31, 2000        11,500,000    11,500       53,930    (4,040)     $61,390
                ==========    ======      =======    =======     =======











        The accompanying notes are integral part of the consolidated financial statements.

                          NATALMA  INDUSTRIES, INC.
                          Statement of Cash Flows

                                         -----------------------------------
                                                 For the Years Ended
                                                     December 31
                                         -----------------------------------
                                                 2000	           1999
                                         -----------------------------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss) . . . . . . . . . . . .    $    (1,691)        $ (2,349)

Changes in operating assets and liabilities:
Organizational costs expensed
   under SOP 98-5    . . . . .  . . .                  -              125
Increase (Decrease) in Accounts Payable           (2,577)             400
                                             ------------        --------
Total Adjustments . . . . . . . . . .             (2,577)             525
                                             ------------        --------
Net cash Used in
Operating Activities  . . . . . . . .        $    (4,268)        $ (1,824)
                                             ------------        --------
Cash Flows from
Investing Activities
--------------------
Purchase of Mineral Properties                      -             (55,000)
                                             ------------        ---------
Net Cash Used in Investing Activities        $      -            $(55,000)
                                             ------------        ---------
Cash Flows from
Financing Activities
--------------------
Proceeds received from
stockholder advance. . . . . . . . . .             -             (14,483)
Proceeds received from
issuance of stock. . . . . . . . . . .             -              79,983
Costs incurred to raise capital  . . .             -              (3,008)
                                             -----------        ---------
Net Cash Provided by
Financing Activities                         $     -            $ 62,492
                                             -----------        ---------
Net Increase (Decrease)in Cash . . . .       $   (4,268)        $  5,668

Cash Balance, Begin Period . . . . . .           10,158            4,490
                                             -----------        --------
Cash Balance, End Period . . . . . . .       $    5,890         $ 10,158
                                             ===========        ========
Supplemental Disclosures:
Cash Paid for interest . . . . . . . .       $      -           $   -
Cash Paid for income taxes . . . . . .       $      -           $   -
Stock Issued for Option to Purchase  .              -               -
Stock Issued for Repayment of
Shareholder  . . . . . . . . . . . . .              -               -

         The accompanying notes are integral part of the consolidated financial statements.

                        NATALMA INDUSTRIES, INC.
                     Notes to Financial Statements


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,500,000 common shares issued and outstanding as of December 31, 2000 and 1999.

Fixed Assets
The Company has no fixed assets at this time.

Federal Income Tax
The Company will be taxed under Subchapter C of the Internal Revenue Code for its US operations. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130,
"Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
The Company has evaluated this SFAS and does not believe it is applicable at this time.

Employers' Disclosure about Pensions and Other Postretirement
Benefits
Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

Accounting for Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge in the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

Fair Value of Financial Instruments
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2000 and 1999.

Note 2 - COMMON STOCK

The Company issued 8,500,000 shares of common stock to various investors for cash totaling $80,500.

The Company issued 500,000 shares of common stock at $.001 per share in accordance with the Assignment of Option to Purchase Agreement of Mineral Properties.

Note 3 - SUPPLEMENTARY OF SCHEDULE OF NONCASH ACTIVITIES

No amounts were actually paid for either interest or income taxes during the years ender December 31, 2000 and 1999.

During the year ended December 31, 1999, deferred offering cost of $12,885 previously included in organization costs, were charged to additional paid-in-capital in accordance with Staff Accounting Bulletin 5A.

On May 11, 1999 an related third party acquired a total of 500,000 shares of the Company's common stock as partial payment for mineral properties.

Note 4 - MINERAL PROPERTIES

On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay
$55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 U.S. in cash. On May 11, 1999 the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter reruns on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2001.


Note 5 - ORGANIZATION COSTS

The Company has incurred legal, accounting and other formation costs. During the year ended December 31, 1999, these costs were charged to operations in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5. During the year ended December 31, 1998, the Company also incurred $12,885 in expenses related to an offering of shares of its common stock. At December 31, 1999, these costs were included in organization costs, as no proceeds had yet been received from the offering. During the year ended December 31, 1999, these expenses, plus additional offering costs incurred, were charged against the gross proceeds received from the offering in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 5A.


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

Note 7 - INCOME TAXES

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                                     2000	         1999
Current	                            $	-0-	       $  -0-
Deferred			        -0-	          -0-
                                    --------           --------
  	Total provisions for
        income taxes		    $	-0- 	       $  -0-
                                    ========           ========

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:


 			             2000     	        1999

Net operating loss carryforward      $    575        	$  799
Valuation allowance	                 (575)            (799)
                                     ----------       --------
  	Total provisions for
        income taxes	             $	   -0-	        $  -0-
                                     ==========       ========

The net operating loss carryforward will expire if not applied by 2020.


Note 8 - SUBSEQUENT EVENTS

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                              SIGNATURES
                              ----------


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NATALMA INDUSTRIES, INC., Registrant

Dated: 	June 30, 2001           By:/s/ Derick Sinclair
                                President, Secretary, Treasurer
                                and Director





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:


By: /s/ Derick Sinclair, President, Secretary, Treasurer and
Director

Date: June 30, 2001



By: /s/ Rex Pegg, Vice President

Date: June 30, 2001