Form 10QSB
period 2001-03-31
NATALMA INDUSTRIES INC
filed 2001-07-06
CIK 1077915

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 11,500,000.

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

                      NATALMA INDUSTRIES, INC.
                           Balance Sheet

                                ASSETS
                                ------
                                        March 31         December 31
                                          2001              2000
                                          ----              ----
                                       (Unaudited)        (Audited)
Current Assets
--------------
  Cash                                $     389         $     5,890
                                      ----------         ----------
    Total Current Assets                    389               5,890
Other Assets
------------
  Mineral Properties                      55,500             55,500
                                      ----------         ----------
    Total Other Assets                    55,500             55,500

    Total Assets                      $   55,889         $   61,390
                                      ==========         ==========

                              LIABILITIES
                              -----------
Current Liabilities
-------------------
  Accounts Payable                    $       -          $       -
  Officer Advances                            -                  -
                                      ----------         ----------
    Total Current Liabilities                 -                  -
                                      ----------         ----------
    Total Liabilities                         -                  -
  Commitments and Contingencies               -                  -

                          STOCKHOLDERS' EQUITY
                          --------------------
Common Stock                              11,500             11,500
  25,000,000 authorized shares,
  par value $.001, 11,500,000
  shares issued and outstanding
Additional Paid-In-Capital                53,930             53,930
Accumulated Deficit during the
Development Period                        (9,541)            (4,040)
                                      ----------          ----------
    Total Stockholders'
    Equity (Deficit)                      55,889             61,390
                                      ----------          ----------
    Total Liabilities and
    Stockholders' Equity                  55,889             62,390
                                      ==========          ==========

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                        NATALMA INDUSTRIES, INC.
                        Statement of Operations
                             (Unaudited)
                                     ---------------------------------------
                                           For the Three Months Ended
                                                    March 31
                                     ---------------------------------------
                                            2001                  2000
                                     ==================     ================
Revenues:
---------
  Revenues                                           -                    -
                                      -----------------      ---------------
    Total Revenues                    $              -       $            -

Expenses:
---------
  Professional Fees                              2,850                   470
  Operating Expenses                             2,651                   706
                                      ----------------       ---------------
    Total Expenses                               5,501                 1,176

    Net Income before Taxes           $         (5,501)      $        (1,176)

Provision for Income Taxes:
---------------------------
  Income Tax Benefit                                 -                     -

    Net Income (Loss)                  $        (5,501)       $       (1,176)
                                       ================       ===============
Basic and Diluted Earnings
Per Common Share                               (0.0005)              (0.0001)
                                       ----------------       ---------------
Weighted Average number of Common
Shares used in per share calculations        11,500,000            11,500,000
                                       ================       ===============

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA INDUSTRIES, INC.
                   Statement of Stockholders' Equity
                           As of March 31, 2001
                               (Unaudited)

                                                                        Stock-
                                         $0.001    Paid-In  Accumulated holders'
                              Shares    Par Value  Capital    Deficit   Equity
                            ----------  ---------  --------  --------- --------


Balance, January 1,2000     11,500,000     11,500    53,930    (1,691)   63,739
                            ----------  ---------  --------  ---------  -------

Net Income (Loss)                                              (2,349)   (2,349)
                            ----------  ---------  --------  ---------  -------
Balance, Dec. 31, 2000      11,500,000     11,500    53,930    (4,040)   61,390

Net Income (Loss)                                              (5,501)   (5,501)
                            ----------  ---------  --------  --------   -------
Balance, March 31, 2001     11,500,000     11,500    53,930    (9,541)   55,889
                            ==========  =========  ========  =========  =======


[FN]
The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA INDUSTRIES, INC.
                         Statement of Cash Flows
                               (Unaudited)
                                           ------------------------------------
                                                 For the Three Months Ended
                                                          March 31
                                           ------------------------------------
                                                 2001                2000
                                           ----------------     ---------------
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                          $        (5,501)     $         (704)

Adjustments to reconcile net loss to net
cash provided (used) to operating activities:
  Organizational costs expenses under SOP 98-5            -                 125
  Increase (Decrease) in Accounts Payable                 -                 400
                                           -----------------    ---------------
     Total Adjustments                                    -                 525
                                           -----------------    ---------------
Net Cash Used in Operating Activities      $         (5,501)    $          (179)

Cash Flows from Investing Activities:
-------------------------------------
  Purchase of Mineral Properties                          -            (55,000)
                                           -----------------    ---------------
Net Cash Used in Investing Activities      $              -     $      (55,000)
                                           -----------------    ---------------
Cash Flows from Financing Activities:
-------------------------------------
  Payments on Stockholder Advance                         -             (14,483)
  Proceeds from Issuance of Stock                         -              79,983
  Costs Incurred to Raise Capital                         -              (3,008)
                                           -----------------    ---------------
Net Cash Provided for Financing Activities $              -     $        62,492
                                           -----------------    ---------------
Net Increase (Decrease) in Cash            $         (5,501)    $         7,313
Cash Balance, Begin Period                            5,890               4,490
                                           -----------------    ---------------
Cash Balance, End Period                                389             11,803
                                           =================    ===============
Supplemental Disclosures:
  Cash Paid for Interest                   $              -     $            -
  Cash Paid for income taxes               $              -     $            -
  Stock Issued for Option to Purchase                     -                  -
  Stock Issued for Repayment of Shareholder               -                  -

[FN]
The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,500,000 common shares issued and outstanding as of December 31, 2000 and March 31, 2001.

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

                           NATALMA INDUSTRIES, INC.
                        Notes to Financial Statements

Note 3 - SUPPLEMENTARY OF SCHEDULE OF NONCASH ACTIVITIES
--------------------------------------------------------
No amounts were actually paid for either interest or income taxes during the year ended December 31, 2001 or the three-month period ended March 31, 2001.


Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller") wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, he Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002.

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

Note 6 - RELATED PARTIES
------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrant disclosure in these financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations
---------------------
Registrant has not yet commenced full business operations and has not yet realized any revenues for the period from inception to the quarter ended March 31, 2001.

Registrant had a net loss of $5,501 for the period from inception to the quarter ended March 31, 2001, resulting in a net loss per share of $0.0005.

Expenses for the period from inception to the quarter ended March 31, 2001 were $5,501, and consisted of operating expenses of $2,651 and $2,850 for professional fees, representing legal and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At the quarter ended March 31, 2001, Registrant's primary source of liquidity included cash and cash equivalents of $389. Cash in the bank at the quarter ended March 31, 2001 was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

In order to continue its business operations, Registrant is relying on the proceeds which will be derived from the sale of its equity securities pursuant to a registration statement filed concurrently herewith on Form SB-2/A. Without sale of the shares of common stock and receipt of the proceeds therefrom, Registrant will be unable to implement its business plans and will need to seek funds from other sources, such as bank loans. The extent to which such sources will be available to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to obtain a loan, given its lack of operating history since inception.


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
----------------------------------------

A)	All exhibits required to be filed herein are incorporated by reference to
Registrant's Form SB2/A filed concurrently herewith.

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