Form 10QSB
period 2001-06-30
NATALMA INDUSTRIES INC
filed 2001-10-11
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
                 FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the
    Exchange Act For the transition period from --- to ---

               Commission File Number 333-79405

                   NATALMA INDUSTRIES, INC.
   --------------------------------------------------
 (Exact name of registrant as specified in its charter)

       Nevada                            88-0409369
--------------------------            -----------------
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization      Identification No.)


    1550 Ostler Court N. Vancouver, B.C., Canada V7G 2P1
------------------------------------------------ -------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:
604) 990-2072

                          None
---------------------------------------------------------
          Former Name, Address and Fiscal Year,
              if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of our common stock issued and outstanding as of June 30, 2001 was 11,500,000. Our Form SB-2/A and all exhibits thereto, filed on July 6, 2000 are incorporated herein by reference.

                             PART 1

Item 1. Financial Statements


The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, but were reviewed by
Clyde Bailey, P.C., our independent certified public accountant.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of our management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in our Form 10KSB for the year ended December 31, 2000.

                     REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Natalma Industries, Inc.
(a Nevada corporation)


We have made a review of the balance sheet of Natalma Industries, Inc. as of June 30, 2001, and the related statements of operations and cash flows for the three months period ended
June 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public
Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of March 31, 2001, and the related statements of operations, cash flows and changes in common shareholders' equity
(deficit) for the period then ended ; and in our report dated February 17, 2001, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                         Clyde Bailey P.C.


San Antonio, Texas
September 5, 2001

                    NATALMA INDUSTRIES, INC.
                        Balance Sheet
                         A S S E T S
                         -----------
                                   June 30    December 31
                                     2001        2000
                                 (Unaudited)   (Audited)
Current Assets
--------------
Cash                              $ 3,289      $  5,890
                                  -------      --------
Total Current Assets                3,289         5,890

Other Assets
------------
Mineral Properties                 55,500        55,500
                                  -------        ------
Total Other Assets                 55,500        55,500
                                  -------        ------
Total Assets                      $58,789       $61,390
                                  =======       =======

              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Accounts payable                  $     -       $     -
Officer Advances                    3,500             -
                                  -------       -------
Total Current Liabilities           3,500             -
                                  -------       -------
Total Liabilities                   3,500             -
Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,500        11,500
25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-In-Capital         53,930        53,930
Accumulated Deficit during the
Development Period                (10,141)       (4,040)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                          55,289        61,390
                                  -------       -------
Total Liabilities and
Shareholders' Equity               58,789        61,390
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.

                  NATALMA INDUSTRIES, INC.
            Statement of Operations (Unaudited)
           ------------------------------------
   Three Months    Six Months
      Ended          Ended
     June 30        June 30
  -------------   ------------
--
                                2001     2000   2001
2000
                                =============
==============
Revenues:
---------
Revenues                          -       -       -       -
                               -----  ------    ------  ----
--
Total Revenues                $   -   $   -     $ -     $ -
Expenses:
---------
Professional fees                450     470     3,300
470
Operating Expenses               150     706     2,801
1,559
                               -----  ------    ------  ----
--
Total Expenses                   600   1,176     6,101
2,029
Net Income before Taxes         (600) (1,176)   (6,101)
(2,029)

Provision for Income Taxes:
---------------------------
Income Tax Benefit               -       -        -       -
Net Income (Loss)               (600)  (1,176)  (6,101)
(2,029)
                               ======  ======   ======
======
Basic and Diluted
Earnings Per Common Share     (0.0001)(0.0001) (0.0005)
(0.0002)
                               ------  ------   ------   ---
---
Weighted Average number of
Common Shares used in per
share calculations (millions)  11,500  11,500   11,500   11,500
                               ======  ======   ======   ======

The accompanying notes are integral part of the consolidated financial statements.
                                5

                  NATALMA INDUSTRIES, INC.
         Statement of Stockholders' Equity As of
                  June 30, 2000 (Unaudited)

                                                     Stock-
                       $0.001   Paid-In Accumulated holders'
               Shares Par Value Capital   Deficit    Equity

              ------- --------- ------- ----------- -------
Balance,
January 1,
2000       11,500,000   11,500   53,930    (1,691)    63,739

Net Income
(Loss)          -          -       -      (2,349)   (2,349)
            ========= ======== =========  =======   ======

Balance,
December 31,
2000       11,500,000  11,500   53,930    (4,040)   61,390
           ---------- -------   ------    -------   ------
Net Income
(Loss)                                    (6,101)   (6,101)
           ---------- -------   ------    ------    ------
Balance,
June 30,
2000       11,500,000 11,500    53,930   (10,141)   55,289
           ========== ======    ======    ======    ======





The accompanying notes are integral part of the consolidated financial statements.

                    NATALMA INDUSTRIES, INC.
              Statement of Cash Flows (Unaudited)
              ------------------------------------
                                  For the Six Months Ended
                                        June 30
                          ------------------------------------
                                 2001                  2000
                          ---------------      ---------------
Cash Flows from
Operating Activities:
--------------------
Net Income (Loss)            $   (6,101)         $    (2,029)
Adjustments to reconcile
net loss to net cash
provided (used) for
operating activities:
  Organizational costs
  expenses under SOP 98-5            -                     -
  Increase (Decrease) in
  Accounts Payable                   -                (1,067)
                             -----------         -----------
Total Adjustments            $       -           $    (1,067)
                             -----------         -----------
Net Cash Used in
Operating Activities         $   (6,101)         $    (3,096)
Cash Flows from
Investing Activities:
---------------------
Purchase of Mineral
Properties                           -                     -
                             -----------         -----------
Net Cash Used in
Investing Activities         $       -           $         -
                             -----------         -----------
Cash Flows from
Financing Activities:
--------------------
Stockholder Advance               3,500                    -
Proceeds from
Issuance of Stock                     -                    -
Costs Incurred to
Raise Capital                         -                    -
                             -----------         -----------
Net Cash Provided for
Financing Activities         $    3,500          $         -
                             -----------         -----------
Net Increase (Decrease)
in Cash                      $   (2,601)         $    (3,096)
Cash Balance, Begin
Period                            5,890               10,158
                             ----------          -----------
Cash Balance,
End Period                   $    3,289          $     7,062
                             ==========          ===========

The accompanying notes are integral part of the consolidated financial statements.

             NATALMA INDUSTRIES, INC.
       Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
----------------------------------------------------
NATURE OF BUSINESS
------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share with 11,500,000 common shares issued and outstanding as of June 30, 2001 and 2000.

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

Employers' Disclosure about Pensions and Other
Postretirement Benefits
----------------------------------------------
Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other post-retirement plans. The financial statements are unaffected by implementation of this new standard.

Accounting for Derivative Instruments and Hedging
Activities
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 133,
"Accounting for Derivative Instruments and Hedging
Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2000 and June 30, 2001.

Note 2 - COMMON STOCK
---------------------
The Company issued 8,500,000 shares of common stock to various investors for cash totaling $80,500. The Company issued 500,000 shares of common stock at $.001 per share in accordance with the Assignment of Option to Purchase
Agreement
of Mineral Properties.

Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amount were actually paid for either interest or income taxes during the year ended December 31, 2000 and the period ended June 30, 2001.

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

Note 6 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
-----------------
We expect our current cash in the bank, plus the proceeds from the sale of additional shares of our common stock, as registered with the Securities and Exchange Commission on Form SB-2 in March, 2000 and declared effective in April, 2000, to satisfy our cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

For the period from inception to the six months ended
June 30, 2001, we have not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, we do not intend to purchase any significant property or equipment. Please see the "Use of Proceeds" section of the Form SB-2/A
Registration
Statement filed by us incorporated herein by reference for the intended use of the proceeds to be received from the sale of our equity securities under the offering. As of the date of this filing, no shares have yet been sold.

Results of Operations
---------------------
For the six months ended June 30, 2001 and 2000, we had no revenues and incurred net operating losses of $6,101 and $2,029, respectively, all of which comprised general and administrative expenses.

We are wholly dependent on receipt of the proceeds we expect to generate from the sale of our equity securities to continue as a going concern.


               PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) All exhibits required to be filed herein are incorporated by reference to our Form SB-2/A, previously filed with the Commission on July 6, 2001.

B) There were no reports on Form 8-K filed during the quarter.


                    SIGNATURES
                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           NATALMA INDUSTRIES, INC.

Dated: September 9, 2001   By:/s/ Derick Sinclair,
President,
                           Secretary, Treasurer and Director

Dated: September 9, 2001   By:/s/ Rex Pegg, Vice President