Form 10KSB/A
period 2000-12-31
NATALMA INDUSTRIES INC
filed 2001-12-10
CIK 1077915

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10KSB/A
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE YEAR ENDED DECEMBER 31, 2000

                Commission File Number 333-79405


                     Natalma Industries, Inc.
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

Registrant's Form SB and all exhibits thereto, and Forms
10QSB for the quarters ended March 30, 2000, June 30, 2000 and
September 30, 2000 are incorporated herein by reference.

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

Registrant's fiscal  year  end  is  December  31.

As of December 31, 2000, Registrant had no employees other than its officers and directors, none of which are represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant does not currently own or lease any property other than the rights to exploration and development of the mining claims in Canada and its proprietary data.

Registrant's administrative office is located at 1550 Ostler Court, N. Vancouver, British Columbia, Canada V7G 2P1, telephone
(604) 929-6437, the home of its President, Derick Sinclair, which it uses on a rent-free basis and its registered statutory office is located at 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509.

ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock is not currently listed or traded in any public market.

To date, Registrant has issued 11,500,000 shares of its Common Stock. These include the 3,000,000 shares issued to the founder of the Registrant, 500,000 shares issued to an unrelated third party in connection with the acquisition of the mineral properties and 8,000,000 shares which were purchased and are held by unrelated third-party shareholders, none of which hold more than 5% of the shares outstanding.

Registrant is not subject to outstanding options or warrants to purchase, nor does it have securities convertible into common equity.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has not yet commenced full business operations or realized any revenues.

Registrant had a net loss of $12,683 at December 31, 2000, resulting in a net loss per share of $.0001.

General and administrative expenses at December 31, 2000 were $12,683, consisting of professional fees in the amount of $650; operating expenses in the amount of $1,041; and Impairment Loss of Long-Term Assets in the amount of $10,992, resulting from an indication that the carrying amount of the mineral property may not be recoverable.

Liquidity and Capital Resources
-------------------------------
At December 31, 2000, Registrant's primary sources of liquidity included cash and cash equivalents of $5,890, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

In order to continue its business operations and implement its proposed exploration and development programs, Registrant is wholly dependent upon receipt of the proceeds from the sale of additional shares of its equity securities, as disclosed in the Post-Effective Amendment to its Form SB-2 Registration Statement filed with the Securities and Exchange Commission. Registrant is believes that receipt of the proceeds from the sale of the shares described in the registration statement will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to strictly adhere to the capital expenditure projections in the registration statement.

Unncertainties Relating to Forward-Looking Statements
----------------------------------------------------
Certain parts of this Form 10-K may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions particularly related to demand for Registrant's services; changes in business strategy; competitive factors (including the introduction or enhancement of competitive services); pricing pressures; changes in operating expenses; inability to attract or retain consulting, sales and/or development talent; changes in customer requirements; and/or evolving industry standards.

ITEM 6.  FINANCIAL STATEMENTS

The following selected financial data was derived from Registrant's audited Financial Statements. The information set forth below should be read in conjunction with Registrant's Financial Statements and related Notes included elsewhere in this report.

Year Ended December 31, 2000
----------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                           0

Net income (loss)                            $ (12,683)

Basic income (loss) per share                     (.00)

Weighted average shares outstanding            11,500,000




BALANCE SHEET DATA:
Cash and cash equivalents                      $   5,890
Mineral properties,  net of
 Impairment Loss                                  32,600
                                               ---------
Total assets                                $  38,490
Long-term debt                                         0

Stockholders' equity                        $  38,490



 Please see Registrant's financial statement for the years ended December 31, 2000 and 1999, prepared and audited by Clyde Bailey, P.C., independent chartered accountant, included herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors is set forth below:

Name and Address          Age            Position(s)
-----------------        -----           -------------
Derick Sinclair           45             President, Secretary,
1550 Ostler Court                        Treasurer and Chairman
N. Vancouver, B.C.                       of the Board
Canada V7G 2P1

Rex S. Pegg               49             Vice President of
1-410 Mahon Ave.                         Exploration
N. Vancouver, B.C.
Canada V7M 2R5

The persons named above have held their offices/positions since inception of our Company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors
------------------------------------
Derick Sinclair has been the President, Secretary, Treasurer and Chairman of the Board of Directors of our Company since inception. Since March 1997, he has also been the President of Cosmah Industries, Inc., a privately-held exploratory mining company in Vancouver, Canada. Since March, 1996, he has also been the Chief Financial Officer and Vice President for Westel Telecommunications/RSL COM Canada, Inc. in Vancouver, B.C. From December, 1992 to March, 1996, he was Director of Fleet Management for BC Rail, Ltd., a freight train service in Vancouver, B.C., Canada. He received a Bachelors Degree in Commerce from the University of Windsor, Canada in 1982 and became a member of the Institute of Chartered Accounts of British Columbia in 1985. Mr. Sinclair devotes his time as required to our business.

Rex S. Pegg has been the Vice President of Exploration of the Company since October 5, 1999. Since April 1989, he has also been an Independent Geologist/Consultant specializing in exploration of mining properties. From April 1985 to April 1989, he was an Exploration Geologist for British Petroleum-Canada.
He received a Bachelor of Science Geological Engineering (Exploration Option) Degree from the University of Toronto, Ontario, Canada in 1976. Mr. Pegg will devote his time as required to our business.

ITEM 10. EXECUTIVE  COMPENSATION

Neither of our officers or the director have been compensated for their services and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address . . . .  No. of      No. of       Percentage of
Beneficial . . . . . . .  Shares      Shares        of Ownership
Owner (1). . . . . . . .  Before      After        Before   After
                          Offering    Offering    Offering Offering
----------------          --------    --------    -----------------
Derick Sinclair. . . . . 3,000,000    3,000,000      26%     25%
1550 Ostler Court
N. Vancouver, B.C.
Canada V7G 2P1
-----------------
All Officers and
Directors as a Group
(one person) . . . . . .  3,000,000  3,000,000      26%     25%

(1) The person named above may be deemed to be a parent and promoter of our Company, within the meaning of such terms under the Securities Act of 1933, by virtue of his/its direct and indirect stock holdings. Mr. Sinclair and Mr. Pegg, Vice President of
Exploration are the only promoters of our Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the years ended
        December 31, 2000 and 1999 are included herein.

(b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 2000.

(c) The following exhibits, marked with an asterisk, and required to be included herein are incorporated by reference and can be found in Registrant's original
        Form SB-2 Registration Statement, filed on May 27, 1999.

Exhibit Number        Description                                   Page
--------------        -----------                                   ----
3(i)              *   Articles of Incorporation and amendments       -
3(ii)             *   Bylaws                                         -
10.1              *   Option to Purchase Agreement                   -
10.2              *   Assignment of Option to Purchase Agreement     -
10.3              *   Amendment to Assignment of Option to Purchase  -
23                    Consent of Accountant                          20



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

Member:
American Institute of CPA's
Texas Society of CPA's


Board of Directors
Natalma Industries, Inc.


                   INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Natalma Industries, Inc. (Company) as of December 31, 2000 and 1999 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year then ended December 31, 2000 and 1999 and from July 9, 1998 (Initial) to December 31, 2000.
 These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.


/s/  Clyde Bailey P.C.
San Antonio, Texas
February 17, 2001


                         NATALMA  INDUSTRIES,  INC.
                   (A Development Stage Enterprise)
                              BALANCE  SHEET
                     As of December 31, 2000 and 1999

                                           2000         1999
                                           ----         ----
                               ASSETS
                               ------
Current Assets
--------------
   Cash. . . . . . . . . . . . . . .$    5,890       $  10,158
                                    ----------       ---------
Total Current Assets . . . . . . . .     5,890          10,158
Other Assets
------------
Mineral Properties,  net of
 Impairment Loss. . . . . . . . .       32,600          43,592
                                    ----------       ---------
Total Other Assets . . . . . . . . . 38,490          43,592
                                    ----------       ---------
Total Assets . . . . . . . . . .     38,490          53,750
                                    ==========       =========

                            LIABILITIES
                            -----------
Current  Liabilities
--------------------
Accounts Payable . . . . . . . . . .         -           2,577
Officer Advances . . . . . . . . . .         -               -
                                    ----------       ---------
Total Current Liabilities. . . . . .         -           2,577
                                    ----------       ---------
Total Liabilities                            -           2,577
Commitments and Contingencies                -               -

                        STOCKHOLDERS EQUITY
                        -------------------
Common Stock                           11,500           11,500

25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-in-Capital . . . . . . 53,930           53,930
Accumulated Deficit during the
Development Period . .. . . . . .  (26,940)         (14,257)
                                     --------         --------
Total Stockholders' Equity (Deficit) 38,490           51,173
                                     --------         --------
Total liabilities and
stockholders' equity . . . . . . . $ 38,490         $ 53,750
                                     ========         ========


The accompanying notes are integral part of the consolidated financial statements.

                             NATALMA  INDUSTRIES,  INC.
                       (A Development Stage Enterprise)
                               Statement of Operations
                               -----------------------

                                 ----------------------   From 7/8/98
                                   For the Years Ended       (Initial)
                                        December 31              to
                                    2000         1999         12/31/00
                                  ----------------------      ------------
Revenues
Revenue . . . . . . . . . . . . . .   $    -    $     -       $   -

Expenses
Professional Fees. . . . . . . . . . .    650         -           650
Operating expenses . . . . . . . . . .  1,041     2,349         3,390
Impairment Loss of Long-Term Assets. . 10,992    10,992        22,900
                                      -------   -------        ------
Total Expenses . . . . . . . . . . . . 12,683    13,341        26,940
Net Income before Taxes. . . . . . . .(12,683)  (13,341)      (26,940)

Provision for Income Taxes
Income Tax Benefit . . . . . . . . . .      -         -           -
Net Income (Loss)  . . . . . . . . . .(12,683)  (13,341)      (26,940)

Basic and Diluted Earnings Per
Common Share . . . . . . . . . . . . .$ (0.00) $  (0.00)      $ (0.00)
                                      -------  --------       -------
Weighted Average number of Common
Shares used in per share
calculations                       11,500,000 11,500,000   11,500,000
                                   ========== ==========   ==========











The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA  INDUSTRIES,  INC.
                   (A Development Stage Enterprise
                      Statement of Stockholders' Equity
                          As at December 31, 2000


                        $0.001         Paid-in  Accumulated   Stockholders'
             Shares     Par Value      Capital      Deficit     Equity
---------------------------------------------------------------------------

Balance
July 9,
1998                -         -            -            -         -

Issuance
of common
stock       3,000,000     3,000            -            -       3,000

Net Income
(Loss)                                               (916)       (616)
            ----------------------------------------------------------
Balance
December
31, 1999    3,000,000     3,000            -         (916)      2,384

Issuance
of Common
Stock       8,500,000     8,500       72,000            -      80,500

Expenses
for stock
offering           -          -      (18,070)           -     (18,070)

Net Income
(Loss)                                            (13,341)    (13,341)

           ==========================================================
Balance at
December
31, 1999  11,500,000     11,500       53,930      (14,257)     51,173
          -----------------------------------------------------------

Net Income
(Loss)                                            (12,683)    (12,683)
          ------------------------------------------------------------
Balance at
December
31, 2000  11,500,000     11,500       53,930      (26,940)     38,490

          ============================================================




The accompanying notes are integral part of the consolidated financial statements.

                         NATALMA  INDUSTRIES, INC.
                  (A Development Stage Enterprise)
                          Statement of Cash Flows

                               ---------------------   From 7/8/98
                                For the Years Ended         (Initial)
                                    December 31                to
                               ---------------------        12/31/00
                                 2000        1999
                               ---------------------        ---------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)             $ (12,683)  $  (2,349)        $(26,940)

Changes in operating assets and
  liabilities:
  Organizational costs expensed
   under SOP 98-5                     -         125             -
  Impairment loss of Long-Term
   Assets                        10,992      10,992          22,900
Increase (Decrease) in
  Accounts Payable               (2,577)        400             -
                              ---------   ---------        --------
Total Adjustments             $  (8,415)  $  11,517        $ 22,900
                              ---------   ---------        --------
Net cash Used in
Operating Activities          $  (4,268)  $   9,168        $ (4,040)
                              ---------   ---------        --------
Cash Flows from
Investing Activities
--------------------
Purchase of Mineral Properties        -     (55,000)        (55,500)
                              ---------   ---------        --------
Net Cash Used in Investing
 Activities                   $       -   $ (55,000)       $(55,500)
                              ---------   ---------        --------
Cash Flows from
Financing Activities
--------------------
Payments on stockholder
  advance                    $       -   $ (14,483)        $    -
Proceeds from issuance
   of stock                          -      79,983           83,500
Costs incurred to raise
   capital                           -      (3,008)         (18,070)
                             ---------   ---------          --------
Net Cash Provided by
Financing Activities         $       -      62,492          $65,430
                             ---------   ---------          -------
Net Increase (Decrease)
   in Cash                   $  (4,268)  $  16,660          $ 5,890

Cash Balance, Begin Period      10,158       4,490              -
                             ---------   ---------          -------
Cash Balance, End Period     $   5,890   $  21,150          $ 5,890
                             =========   =========          =======
Supplemental Disclosures:
Cash Paid for interest       $       -   $       -
Cash Paid for income taxes   $       -   $       -
Stock Issued for Option to
  Purchase                           -           -
Stock Issued for Repayment
  of Shareholder                     -           -

      The accompanying notes are integral part of the consolidated financial statements.

                    NATALMA INDUSTRIES, INC.
                 Notes to Financial Statements


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Development Stage Enterprise
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

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

Impairment of Long-Lived Assets

The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangible to be held and used by an entity be reviewed for impairment whenever event of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

 The Company has recognized an impairment loss to income on the mineral properties based on an impairment of 20% per year. For the years ended December 31, 2000 and 1999, an impairment loss of $10,992 per year.

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

Note 7 - INCOME TAXES

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                         		 		           2000	         1999
Current		                           	    $ -0-	         $-0-
Deferred				                               -0-     		    -0-
                                      ------------   ------------
  	Total provisions for
   income taxes			                       $ -0- 	        $-0-
                                      ===========     ============

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                         					         2000        	  1999

Net operating loss carryforward      $  575   	    $    799
		Valuation allowance                  (575)           (799)
                                     ---------      --------
  	Total provisions for income
        taxes	                       $ -0-	        $	   -0-
                                     =========      ========

The net operating loss carryforward will expire if not applied by 2020.

 Note 8 - GOING CONCERN
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free.

Note 9 - SUBSEQUENT EVENTS

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                               SIGNATURES
                               ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              NATALMA INDUSTRIES, INC., Registrant

Dated:  December 1, 2001      By:/s/ Derick Sinclair
                              President, Secretary, Treasurer
                              and Director





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Derick Sinclair, President, Secretary, Treasurer and
        Director

Date: December 1, 2001


By: /s/ Rex Pegg, Vice President

Date: December 1, 2001