Form 10QSB/A
period 2001-06-30
NATALMA INDUSTRIES INC
filed 2001-12-10
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
              FORM 10-QSB/A

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

The number of shares of our common stock issued and outstanding as of June 30, 2001 was 11,500,000. The Post-Effective Amendment to our Form SB-2 Registration Statement, filed on December 10, 2001 and all exhibits thereto, which can be found in our original Form SB-2 Registration Statement, filed on May 27, 1999, are incorporated herein by reference.

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

                     REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Natalma Industries, Inc.
(a Nevada corporation)


We have made a review of the balance sheet of Natalma Industries, Inc. as of June 30, 2001, and the related statements of operations for the three and six months period ended June 30, 2001 and 2000 and the statement of cash flows for the six months ended June 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended ; and in our report dated February 17, 2001, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                         Clyde Bailey P.C.


San Antonio, Texas
September 5, 2001

                    NATALMA INDUSTRIES, INC.
           (A Development Stage Enterprise)

                 Balance Sheet (Unaudited>
                         A S S E T S
                         -----------
                                   June 30    December 31
                                     2001        2000
                                   -------    -----------
Current Assets
--------------
Cash                              $ 3,289      $  5,890
                                  -------      --------
Total Current Assets                3,289         5,890

Other Assets
------------
Mineral Properties,  net of
  impairment loss                  27,104        32,600
                                  -------        ------
Total Other Assets              27,104        32,600
                                  -------        ------
Total Assets                   $30,393       $38,490
                                  =======       =======

              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Officer Advances                    3,500             -
                                  -------       -------
Total Current Liabilities           3,500             -
                                  -------       -------
Total Liabilities                   3,500             -
Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,500        11,500
25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-In-Capital         53,930        53,930
Accumulated Deficit during the
Development Period             (38,537)      (26,940)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                       26,893        38,490
                                  -------       -------
Total Liabilities and
Shareholders' Equity            30,393        38,490
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

For the period from inception to the six months ended
June 30, 2001, we have not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, we do not intend to purchase any significant property or equipment. Please see the "Use of Proceeds" section of the most recent Post-
Effective Amendment to our Form SB-2 Registration Statement, filed by us on December 10, 2001 and incorporated herein by reference, for the intended use of the proceeds to be received from the sale of our equity securities under the offering.

As of the date of this filing, no shares have yet been sold.

Results of Operations
---------------------
For the six months ended June 30, 2001, we had no revenues and incurred net operating losses of $11,597, which comprised
$3,300 in professional fees, $2,801 in general and administrative expenses and $5,496 in impairment loss on long-lived assets, which results from the indication that the carrying amount on Registrant's assets (mineral properties) may not be recoverable.

We are wholly dependent on receipt of the proceeds we expect to generate from the sale of our equity securities to continue as a going concern.


               PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, required to be filed herein, are incorporated by reference and can be found in our original Form SB-2 Registration Statement, filed with the Commission on May 27, 1999:

Exhibit No.            Description
----------             -----------
3(i)                   Articles of Incorporation
3(ii)                  Bylaws
10.1                   Option to Purchase Agreement
10.2                   Assignment of Option to Purchase Agreement
10.2                   Addendum to Option to Purchase Agreement


B) There were no reports on Form 8-K filed during the quarter.


                    SIGNATURES
                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           NATALMA INDUSTRIES, INC.

Dated: December 1, 2001    By:/s/ Derick Sinclair,
                           President, Secretary, Treasurer and Director

Dated: December 1, 2001    By:/s/ Rex Pegg, Vice President