Form 10QSB/A
period 2001-09-30
NATALMA INDUSTRIES INC
filed 2001-12-10
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
                FORM 10-QSB/A

[X] Quarterly Report under Section 13 or 15(d) of the
    Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of our common stock issued and outstanding as of September 30, 2001 was 11,500,000. The Post-Effective
Amendment to our Form SB-2 and all exhibits thereto, filed on December 10, 2001 are incorporated herein by reference.

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

                     REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Natalma Industries, Inc.
(a Nevada corporation)


We have made a review of the balance sheet of Natalma Industries, Inc. as of September 30, 2001, and the related statements of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

                         Clyde Bailey P.C.


San Antonio, Texas
October 12, 2001

                    NATALMA INDUSTRIES, INC.
            (A Development State Enterprise)
                        Balance Sheet
                      Unaudited

                         A S S E T S
                         -----------
                                September 30  December 31
                                     2001        2000
                                    -----        ----
Current Assets
--------------
Cash                              $ 3,139      $  5,890
                                  -------      --------
Total Current Assets                3,139         5,890
Other Assets
------------
Mineral Properties, net of      24,356        32,600
  impairment loss                  ------       -------
Total Other Assets              24,356        32,600
                                  -------        ------
Total Assets                   $27,495       $38,490
                                  =======       =======
              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Accounts payable                  $     -       $     -
Officer Advances                    3,500             -
                                  -------       -------
Total Current Liabilities           3,500             -
                                  -------       -------
Total Liabilities                   3,500             -
Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,500        11,500
25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-In-Capital         53,930        53,930
Accumulated Deficit during the
Development Period             (41,435)      (26,940)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                       23,995        38,490
                                  -------       -------
Total Liabilities and
Shareholders' Equity               58,639        61,390
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.

                  NATALMA INDUSTRIES, INC.
        (A Development State Enterprise)
            Statements of Operations (Unaudited)
           ------------------------------------
   Three Months    Nine Months  From 7/9/98
      Ended           Ended         (Initial)
   September 30    September 30     to Sept. 30
  -------------   --------------       2001
                                2001     2000   2001     2000    ============
                                =============   ==============
Revenues:
---------
Revenues                          -       -       -       -          -
                               -----  ------    ------  ------    --------
Total Revenues                $   -   $   -     $ -     $ -      $   -
Expenses:
---------
Professional fees                 -       -      3,300     470    $ 3,950
Impairment loss on
  long-lived assets             2,748   2,748    8,244   8,244       31,144
Operating Expenses                150     470    2,951   2,029     6,341
                               -----  ------    ------  ------     --------
Total Expenses               2,898   3,218   14,495  10,743       41,435
Net Income before Taxes     (2,898) (3,218) (14,495)(10,743)     (41,435)

Provision for Income Taxes:
---------------------------
Income Tax Benefit               -       -        -       -                -
Net Income (Loss)           (2,898) (3,218) (14,495)(10,743)     (41,435)
                               ======  ======   ======  ======
Basic and Diluted
Earnings Per Common Share       -nil    -nil      -nil    -nil     (0.00)
                               ------  ------   ------   ------     --------
Weighted Average number of
Common Shares used in per
share calculations (millions)  11,500  11,500   11,500   11,500    11,500
                               ======  ======   ======   ======       ========

The accompanying notes are integral part of the consolidated financial statements.

       <CAPTION
                  NATALMA INDUSTRIES, INC.
           (A Development Stage Enterprise)
         Statement of Stockholders' Equity As of
                September 30, 2000 (Unaudited)

                                                     Stock-
                       $0.001   Paid-In Accumulated holders'
               Shares Par Value Capital   Deficit    Equity
              ------- --------- ------- ----------- -------

Balance
July 9,
1998              -          -        -         -          -

Issuance
of common
stock       3,000,000    3,000        -         -      3,000

Net Income
(Loss)                                       (916)      (616)
           -------------------------------------------------
Balance
December
31, 1998    3,000,000    3,000        -      (916)     2,384

Issuance
of common
stock       8,500,000    8,500   72,000         -     80,500

Expenses
for stock
offering            -        -  (18,070)        -    (18,070)

Net Income
(Loss)                                    (13,341)   (13,341)
           --------------------------------------------------
Balance
December
31, 1999   11,500,000   11,500   53,930   (14,257)    51,173

Net Income
(Loss)            -          -       -    (12,683)   (12,683)
            ========= ======== =========   =======    ======
Balance,
December 31,
2000       11,500,000   11,500   53,930   (26,940)    38,490

Net Income
(Loss)                                    (14,495)   (14,495)
           -------------------------------------------------
Balance,
Sept. 30,
2001       11,500,000  11,500    53,930   (41,435)    23,995
           =================================================

The accompanying notes are integral part of the consolidated financial statements.

                    NATALMA INDUSTRIES, INC.
               (A Development Stage Enterprise)
              Statement of Cash Flows (Unaudited)
              ------------------------------------
                                  For the Nine Months Ended
                                     September 30
                          ------------------------------------
                                 2001                  2000
                          ---------------      ---------------
Cash Flows from
Operating Activities:
--------------------
Net Income (Loss)        $ (14,495)         $  (10,743)
Adjustments to reconcile
net loss to net cash
provided (used) for
operating activities:
Impairment loss on
   long-lived assets            8,244               8,244
  Increase (Decrease) in
  Accounts Payable                  -              (1,067)
                             -----------         -----------
Total Adjustments        $   8,244           $   7,177
                             -----------         -----------
Net Cash Used in
Operating Activities     $  (6,251)          $  (3,566)
Cash Flows from
Investing Activities:
---------------------
Purchase of Mineral
Properties                           -                     -
                             -----------         -----------
Net Cash Used in
Investing Activities         $       -           $         -
                             -----------         -----------
Cash Flows from
Financing Activities:
--------------------
Stockholder Advance               3,500                    -
Proceeds from
Issuance of Stock                     -                    -
Costs Incurred to
Raise Capital                         -                    -
                             -----------         -----------
Net Cash Provided for
Financing Activities         $    3,500          $         -
                             -----------         -----------
Net Increase (Decrease)
in Cash                      $   (2,751)      $    (3,566)
Cash Balance, Begin
Period                            5,890               10,158
                             ----------          -----------
Cash Balance,
End Period                   $    3,139       $     6,592
                             ==========          ===========

Supplemental Disclosures:
 Cash Paid for Interest               -                    -
 Cash Paid for Income Taxes           -                    -


The accompanying notes are integral part of the consolidated financial statements.
                              7

             NATALMA INDUSTRIES, INC.
       Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
----------------------------------------------------
NATURE OF BUSINESS
------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share with 11,500,000 common shares issued and outstanding as of December 31, 2000 and September 30, 2001.

Fixed Assets
------------
The Company has no fixed assets at this time.

 Development Stage Enterprise
--------------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced and, accordingly, no revenue has been derived during the organizational period.

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


                               8


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






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

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of September 30, 2001 and 2000.

 Impairment of Long-Lives Assets
-----------------------------------
The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset.

Note 2 - COMMON STOCK
---------------------
The Company issued 8,500,000 shares of common stock to various investors for cash totaling $80,500. The Company issued 500,000 shares of common stock at $.001 per share in accordance with the Assignment of Option to Purchase Agreement of Mineral Properties.

Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amount were actually paid for either interest or income taxes during the year ended December 31, 2000 and the period ended September 30, 2001.

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an
Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2000, which has been extended twice to September 1, 2002.

Note 5 - RELATED PARTY
-------------------------
The Company has significant related party transactions and/or relationships with the principal officer and shareholder, Derick
Sinclair, in the form of the initial stock issuance for services.

During the quarter ended June 30, 2001, the Company's principal officer, Derick Sinclair, advanced the Company $3,500 to fund the initial operation expenses of the Company. The note will be repaid as funds are available and does not contain an interest provision.

The Company neither owns nor leases any real or personal property.
An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6 - ORGANIZATION COSTS
---------------------------
The Company has incurred legal, accounting and other formation costs. During the year ended December 31, 1999, these costs were charged to operations in accordance with the American Institute of Certified Public Accountants'
Statement of Position 98-5. During the year ended December
31, 1998, the Company also incurred $12,885 in expenses related to an offering of shares of its common stock. At
December 31, 1999 these costs were included in organization costs, as no proceeds had yet been received from the offering. During the year ended December 31, 1999, these expenses, plus additional offering costs incurred, were charged against the gross proceeds received from the offering in accordance with the Securities and Exchange
Commissions' Staff Accounting Bulletin 5A.


Note 7 - GOING CONCERN
-------------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/ officers and/or directors have committed to advancing operating costs of the Company interest free.


Note 8 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
-----------------
We expect our current cash in the bank, plus the proceeds from the sale of additional shares of our common stock, as registered with the Securities and Exchange Commission on Form SB-2 in March, 2000; declared effective in April,
2000; and recently updated by the filing of a Post-Effective Amendment with current financial information, to satisfy our cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

For the period from inception to the nine months ended September 30, 2001, we have not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, we do not intend to purchase any significant property or equipment. Please see the "Use of Proceeds" section of the Registration Statement filed by us incorporated herein by reference for the intended use of the proceeds to be received from the sale of our equity securities under the offering. As of the date of this filing, no shares have yet been sold.

Results of Operations
---------------------
For the nine months ended September 30, 2001, we had no revenues and incurred net operating losses of $14,495, the of which $3,300 comprised professional fees, $2,951 for general and administrative expenses, and $8,244 for impairment loss on long-lived assets, which results from the indication that the carrying amount of an asset (the mineral properties) may not be recoverable.

We are wholly dependent on receipt of the proceeds we expect to generate from the sale of our equity securities to continue as a going concern.

                 PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on May 27, 1999:

Exhibit No.         Description
----------          -----------
3(i)                Articles of Incorporation
3(ii)               Bylaws
10.1                Option to Purchase Agreeement
10.2                Assignment of Option to Purchase
10.3                Amendment to Option to Purchase


B) There were no reports on Form 8-K filed during the quarter.

                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.


                           NATALMA INDUSTRIES, INC.

Dated: December 9, 2001    By:/s/ Derick Sinclair, President,
                           Secretary, Treasurer and Director

Dated: December 9, 2001    By:/s/ Rex Pegg, Vice President