Form 10KSB/A
period 2000-12-31
NATALMA INDUSTRIES INC
filed 2002-01-22
CIK 1077915

As filed with the Securities and Exchange Commission on
                              January 21, 2002
                        Registration  File No. 333-79405
         ============================================================

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                             ------------------------
                                  FORM  SB-2
                       POST-EFFECTIVE AMENDMENT NO. 4
           REGISTRATION  STATEMENT  UNDER  THE  SECURITIES  ACT  OF  1933

                            NATALMA  INDUSTRIES,  INC.
                  (Name of small business issuer in its charter)

   Nevada                         1081                     88-0409369
-------------------          -----------------          -----------------
(State  or  Other           (Primary Standard          (IRS Employer
Jurisdiction of             Industrial Classifi-     Identification  No.)
Organization)               cation Code)

Natalma  Industries, Inc.                Warren J. Soloski, Esq.
1550  Ostler  Court                      11300 W. Olympic Blvd., Suite 800
N.Vancouver, B.C., Canada V7G 2P1        Los Angeles, CA. 90064
(604)  929-6437                          (310) 477-9742
--------------------------------         ---------------------------------
(Address and telephone of registrant's   (Name, address and telephone
 principal executive offices              number of agent for service)
 and principal place of business)

APPROXIMATE DATE OF COMMENCEMENT OF PROPOSED SALE TO THE PUBLIC: As soon as practicable after the effective date of this Registration Statement.

If this Form is filed to register additional common stock for an offering pursuant to Rule 462(b) under the Securities Act, please check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering. [ ]

If this Form is a post-effective amendment filed pursuant to Rule 462(c) under the Securities Act, check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering. [ ]

If delivery of the prospectus is expected to be made pursuant to Rule 434, please check the following box. [ ]

                  CALCULATION  OF  REGISTRATION  FEE
-------------------------------------------------------------------------
Securities        Amount To Be  Offering Price  Aggregate     Registration
To Be Registered  Registered    Per Share       Offering Price   Fee (1)
---------------------------------------------------------------------------
Common stock:    350,000 Shares    $1.00         $350,000       $97.30
---------------------------------------------------------------------------

(1) Estimated solely for purposes of calculating the registration fee pursuant to Rule 457(c). Previously paid through Fedwire.

REGISTRANT HEREBY AMENDS THIS REGISTRATION STATEMENT ON SUCH DATE OR
DATES AS MAY BE NECESSARY TO DELAY ITS EFFECTIVE DATE UNTIL THE REGISTRANT SHALL FILE A FURTHER AMENDMENT, WHICH SPECIFICALLY STATES THAT THIS REGISTRATION STATEMENT SHALL THEREAFTER BECOME EFFECTIVE IN ACCORDANCE WITH SECTION 8(c) OF THE SECURITIES ACT OF 1933, OR UNTIL THE
REGISTRATION STATEMENT SHALL BECOME EFFECTIVE ON SUCH DATE AS THE
COMMISSION, ACTING PURSUANT TO SAID SECTION 8(c), MAY DETERMINE.

INFORMATION CONTAINED HEREIN IS SUBJECT TO COMPLETION OR AMENDMENT. A REGISTRATION STATEMENT RELATING TO THESE SECURITIES HAS BEEN FILED WITH THE COMMISSION. THESE SECURITIES MAY NOT BE SOLD NOR MAY OFFERS TO BUY BE ACCEPTED PRIOR TO THE TIME THE REGISTRATION STATEMENT BECOMES EFFECTIVE. THIS PROSPECTUS SHALL NOT CONSTITUTE AN OFFER TO SELL OR THE SOLICITATION OF AN OFFER TO BUY NOR SHALL THERE BE ANY SALE OF THESE SECURITIES IN ANY STATE IN WHICH SUCH OFFER, SOLICITATION OR SALE WOULD BE UNLAWFUL PRIOR TO REGISTRATION OR QUALIFICATION UNDER THE SECURITIES LAWS OF ANY SUCH STATE.

                                   PROSPECTUS
                                   ==========
                        350,000 SHARES OF COMMON  STOCK
                           NATALMA  INDUSTRIES,  INC.

We are offering up to a total of 350,000 shares of our common stock on a self-underwritten basis, at an initial public offering price of $1.00 per share. No fractional shares may be purchased. There is no minimum number of shares which we must sell in this offering. We will commence the offering on the effective date of this prospectus and continue for a period of 120 days, unless we extend for an additional 90 days, or until we complete the offering, whichever occurs sooner.

This offering was originally made effective by the U.S. Securities and Exchange Commission in April 2000; however, the initial offering period and 90-day extension expired before we made any sales. No shares were sold and no funds were received. We are filing this Post-Effective Amendment to update our financial information and again attempt to sell the shares for a period of 120 days, with an option to extend for another 90 days, or until we complete the offering, whichever occurs sooner.

The purchase of shares in this offering is highly risky and you should very carefully and thoroughly read the Risk Factors section of this prospectus, beginning on Page 8.

These securities have not been approved or disapproved by the Securities and Exchange Commission or the securities division of any state, nor has the Commission or any state passed upon the accuracy or adequacy of this prospectus. Any representation to the contrary is a criminal offense.

Prior to this offering, there has been no public market for our common stock and there is no assurance that a public market will result following the sale of the shares being offered in this prospectus, or that any shares purchased in this offering can be sold at or near the offering price, or at all.

The information in this prospectus is not complete and may be changed.
We may not sell these securities until the registration statement filed with the Commission is effective. This prospectus is not an offer to sell the shares and it is not a solicitation of an offer to buy the shares in any state where the offer or sale is not permitted.
-------------------------------------------------------------------------
                       Price  Per      Aggregate         Proceeds to Us
                         Share       Offering  Price     (1)(2)
-------------------------------------------------------------------------
Common stock            $1.00         $350,000           $350,000
-------------------------------------------------------------------------
1.	Messrs. Rex Pegg and Derick Sinclair, our officers and directors will act as our sales agents, but will receive no commissions for any shares they sell. They also will not register as broker-dealers pursuant to Section 15 of the Securities Exchange Act of 1934, in reliance upon Rule 3a4-1, which sets forth those conditions under which a person associated with an Issuer may participate in the offering of the Issuer's securities and not be deemed to be a broker-dealer.

2. We calculated the net proceeds we will receive from this offering after deducting $50,000 as the estimated costs for filing, printing, legal, accounting and other miscellaneous expenses relating to the offering, which we will pay out of the proceeds of this offering.


         Subject to Completion, Dated:                  , 2001

                          TABLE  OF  CONTENTS

                                                                Page  No.
SUMMARY OF PROSPECTUS. . . . . . . . . . . . . . . . . . . . . . . . 6
     Information about Our Company. . . . . . . . . . . . . . . . . .6
     The Offering . . . . . . . . . . . . . . . . . . . . . . . . . .6
     Summary Financial Data. . . . . . . . . . . . . . . . . . . . . 7
RISK FACTORS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
     RISKS ASSOCIATED WITH OUR COMPANY:. . . . . . . . . . . . . . . 7
     We Lack an Operating History . . . . . . . . . . . . . . . . .  7
     The Mineral Exploration Industry is Highly Speculative . . . .  7
     Our Mining Claims Have No Known Ore Reserves . . . . . . . . .  8
     Our Mining Claims May Be Invalid . . . . . . . . . . . . . . .  8
     Our Continued Existence and Future Profitability is
       Highly Dependent Upon the Price of Precious Metals and Ores . 8
     Transportation Difficulties and Weather Interruptions
       in the Yukon Territory May Affect and Delay our Proposed
       Mining Operations and Severely Impact Our Proposed Business . 8
     We May be Delayed in or Unable to Comply With Government and
       Environmental Laws, Rules, and Regulation Related to our
       Proposed Operations Which Would Severely Impact Our
       Proposed Business . . . . . . . . . . . . . . . . . . . . . . 9
     Supplies Needed for Exploration May Not Always be Available . . 9
     We Must Be Able to Attract and Retain Key Personnel . . . . . . 9
RISKS ASSOCIATED WITH THIS OFFERING . . . . . . . . . . . . . . . . .9
     The Risks of Buying Low-Priced Penny Stocks . . . . . . . . . . 9
     Possible Restrictions on the Resale of Your Shares. . . . . . . 10
     We Cannot Assure a Public Trading Market for the Shares . . . . 10
     You Will Incur Immediate and Substantial Dilution . . . . . . . 10
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS. . . . . . 11
AVAILABLE INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 11
USE OF PROCEEDS. . . . . . . . . . . . . . . . . . . . . . . . . . . 11
DETERMINATION OF OFFERING PRICE. . . . . . . . . . . . . . . . . . . 14
CAPITALIZATION . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
DILUTION OF THE PRICE YOU PAY FOR YOUR SHARES. . . . . . . . . . . . 15
PLAN OF DISTRIBUTION; TERMS OF THE OFFERING. . . . . . . . . . . . . 16
     Offering Will be Sold by Our Officer and Director . . . . . . . 16
     Offering Period and Expiration Date. . . . . . . . . . . . . . .16
     Procedures for Subscribing . . . . . . . . . . . . . . . . . . .16
     Right to Reject Subscriptions. . . . . . . . . . . . . . . . . .16
BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
     General . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
     Description of Properties . . . . . . . . . . . . . . . . . . . 17
     Historical Background of Whitehorse Mining District . . . . . . 18
     Our Proposed Exploration Program. . . . . . . . . . . . . . . . 18
     Environmental Regulations . . . . . . . . . . . . . . . . . . . 20
     Government Regulations. . . . . . . . . . . . . . . . . . . . . 20
     Employees and Employment Agreements . . . . . . . . . . . . . . 20
     Office Facilities . . . . . . . . . . . . . . . . . . . . .. .  21
     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 21
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . 21
     Selected Financial Data . . . . . . . . . . . . . . . . . . . . 21
     Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . 22
     Limited Operating History; Need for Additional Capital . . . . .23
     Results of Operations . . . . . . . . . . . . . . . . . . . . . 24
     Liquidity and Capital Resources . . . . . . . . . . . . . . . . 24

















MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25
     Officers and Directors. . . . . . . . . . . . . . . . . . . . . 25
     Background of Officer and Director. . . . . . . . . . . . . . . 25
EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . 26
     Indemnification . . . . . . . . . . . . . . . . . . . . . . . . 26
PRINCIPAL STOCKHOLDERS . . . . . . . . . . . . . . . . . . . . . . . 26
     Future Sales by Present Stockholders. . . . . . . . . . . . . . 27
DESCRIPTION OF SECURITIES. . . . . . . . . . . . . . . . . . . . . . 27
     Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . 27
     Non-Cumulative Voting . . . . . . . . . . . . . . . . . . . . . 28
     Cash Dividends. . . . . . . . . . . . . . . . . . . . . . . . . 28
     Reports . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
Stock Transfer Agent. . . . . . . . . . . . . . . . . . . . . . . .  28
CERTAIN TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . 28
LITIGATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
EXPERTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
LEGAL MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . 29
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 52

                       SUMMARY  OF  PROSPECTUS
                       =======================

Information  about  Our  Company
--------------------------------
Our company was incorporated in the State of Nevada on July 9, 1998 and we are engaged in the exploration of mining properties. In March 1999, we acquired 10 mining claims in the Whitehorse Mining District, Yukon Territory, Canada and following completion of this offering, we intend to implement an exploration program on the claims. Presently, we are only in the exploration stage and have no assurances that any commercially viable mineralized deposits exist, or will be found, on these properties until such time as appropriate exploration work can be done on the properties and a comprehensive economic evaluation based upon such work is concluded.

On March 10, 1999, we closed a public offering of 8,000,000 shares of our common stock, at a price of $.01 per share, under Regulation D, Rule 504, made effective in the State of New York on January 13, 1999 and raised a total of $80,000.

Our administrative office is located at 1550 Ostler Court, N. Vancouver, British Columbia, Canada V7G 2P1, telephone (604) 929-6437 and our registered Statutory office is located at 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509. Our fiscal year end is December 31.

The  Offering
-------------
Following is a brief summary of this offering. Please see the Plan Of Distribution; Terms of the Offering section for a more detailed description of the terms of this offering.

Securities Being Offered             Up to 350,000 Shares of common stock,
                                     par value $.001.

Offering Price per Share             $ 1.00

Offering Period                      The shares are being offered for a
	                          	   period not to exceed 120 days, unless
                                     extended by our Board of Directors for
                                     an additional 90 days.

Net Proceeds to Our Company          Approximately $300,000

Use of Proceeds                      We intend to use the proceeds to pay
                                     for offering expenses and exploration
                                     and to generally expand our business
                                     operations.
Number of Shares
Outstanding Before
the Offering:                        11,500,000

Number of Shares
Outstanding
After the Offering:                  11,850,000

Summary  Financial  Data
------------------------
The following table provides selected financial data about our Company for the years ended December 31, 1999, December 31, 2000 and for the nine months ended September 30, 2001. For detailed historical financial information, see the financial statements included in this prospectus.

Balance Sheet Data:.      9/30/01       12/31/00
------------------        -------       --------
Cash . . . . . . . .  $      3,139     $   5,890
                      ------------     ---------
Total assets . . . $      3,139     $   5,890

Total liabilities.    $      3,500     $       0

Shareholders' equity $      (361)    $   5,890

RISK  FACTORS
=============
An investment in these securities involves an exceptionally high degree of risk and is extremely speculative in nature. In addition to the other information regarding our company contained in this prospectus, you should consider many important factors in determining whether to purchase the shares. Following are what we believe are all of the material risks involved if you decide to purchase shares in this offering.

RISKS ASSOCIATED WITH OUR COMPANY:
==================================

We Lack an Operating History
-----------------------------
Our company was incorporated in July 1998 and we have not yet commenced our proposed business operations or realized any revenues. We have only a limited operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the competitive mining industry. The mining business is, by nature, extremely speculative. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to locate profitable mineral properties and generate revenues, while reducing exploration costs. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the exploration of our mineral properties. We cannot guarantee that we will be successful in realizing revenues or achieving or sustaining positive cash flow in the future and any such failure could have a material adverse effect on our business, financial condition and results of operations.

The Mineral Exploration Industry is Highly Speculative
-------------------------------------------------------
Gold, silver and strategic metals exploration is highly speculative in nature, involving many risks which even a combination of scientific knowledge and experience cannot overcome, often resulting in unproductive efforts. We are in the very early exploration stage and are dependent on the proceeds to be realized from the sale of the shares in this offering for the funds necessary to carry out our planned exploration program. We cannot guarantee that our explorations will be successful or that any minerals will be found or that any production of minerals will be realized. Although we believe there is a sufficient basis to engage in exploration on our properties, it may not result in the discovery of any known minerals or revenues.

Our Mining Claims Have No Known Ore Reserves
--------------------------------------------
We do not claim any known ore reserves on our properties.

Our Mining Claims May Be Invalid
-------------------------------
The validity of certain mining claims depends upon numerous circumstances and factual matters, many of which are discoverable of record or by other available means, and is subject to many uncertainties of existing law and its applications. While we believe our properties could contain minerals, further exploration and mineral assessments performed by government agencies may indicate that our claims are not sufficiently mineralized and may later be abandoned or determined to be invalid because of insufficient mineralization.

Our Continued Existence and Future Profitability is Highly Dependent Upon the Price of Precious Metals and Ores
--------------------------------------------------------------------------
Recently, the price of gold was at its lowest point in the last
20 years. The economic viability of our minerals exploration program will be highly dependent on, among many other factors, political issues and general economic conditions. During periods of economic downturn or slow economic growth, coupled with eroding consumer confidence or rising inflation, the price and/or sale of precious metals could be severely impacted. Such factors would likely have an immediate effect on our business operations and/or profitability. Currently, the mining industry is depressed and mineral values have been very low over the last several years, making it difficult to conduct operations profitably in the mining industry.

Transportation Difficulties and Weather Interruptions in the Yukon Territory May Affect and Delay our Proposed Mining Operations and Severely Impact Our Proposed Business
-------------------------------------------------------------------------
While some mining concerns operate 12 months per year, our proposed exploration work can only be performed for approximately 8 months out of the year due to heavy snowfall in the Yukon Territory of Canada, where our properties are located. Also, the existing roads leading to our properties are rough-graded dirt and, during rainy weather, are sometimes unusable or washed out. Such factors would likely have an immediate adverse effect on our operations and/or profitability.

We May be Delayed in or Unable to Comply with Government and Environmental Laws, Rules and Regulation Related to our Proposed Operations Which Would Severely Impact Our Proposed Business
--------------------------------------------------------------------------
Any mineral exploration programs we undertake will be subject to extensive Canadian laws, rules and regulations. Various governmental permits are required for our proposed operations. We are not assured of receiving such permits as and when we need them for our operations, or at all. In addition, existing, as well as future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the exploration of our properties. The extent to which future legislation and/or regulations might affect our operations cannot be predicted. There is no assurance environmental or safety standards more stringent than those presently in effect may not be enacted, which could adversely affect our exploration program. Also, the industry often finds itself in conflict with the interests of private environmental groups which often have an adverse effect on the mining industry.

Supplies Needed for Exploration May Not Always be Available
-----------------------------------------------------------
Competition and unforeseen limited sources of supplies we need for our exploration programs could result in occasional spot shortages of supplies of certain products, equipment or materials. We cannot guarantee we will be able to obtain certain products, equipment and/or materials which we require, without interruption, as and when needed, or on terms favorable to us.

We Must Be Able to Attract  and Retain Key  Personnel
------------------------------------------------------
Our business operations will be highly dependent upon our ability to attract and maintain key employees and management personnel with experience in the exploration of mineral properties. The process of hiring employees with the combination of skills and attributes required to carry out our business strategy is extremely competitive and time-consuming. We cannot guarantee that we will be able to identify and/or hire qualified personnel as and when they are needed for our operations. The loss of the services of key personnel, or the inability to attract qualified personnel, could materially adversely affect our business, financial condition and results of operations.

RISKS  ASSOCIATED  WITH  THIS  OFFERING:
========================================

There are Many  Risks of  Buying  Low-Priced Penny Stocks
---------------------------------------------------------
The shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.

In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets.

Possible  Restrictions  on  the  Resale  of  Your  Shares
---------------------------------------------------------
Except for shares we sold in the State of New York and certain jurisdictions outside of the United States under a Regulation D, Rule 504 offering, which are unrestricted, all other shares of our common stock issued and outstanding are restricted securities and cannot be resold publicly, except in compliance with the registration or exemption from registration requirements of the applicable state securities laws, rules and regulations.

We are Selling the Offering Without an Underwriter and May be Unable to
Sell any Shares
----------------------------------------------------------------------
The offering is self-underwritten, that is, we are not going to engage the services of an underwriter to sell the shares; we intend to sell hem through our Vice President of Exploration and pay no commissions. We will hold investment meetings and invite our friends, acquaintances and relatives in an effort to sell the shares to them; however, there is no guarantee that we will be able to sell any of the shares. In the event we are unable to sell most of the shares in this offering, we will be forced to reduce our proposed business operations until such time as additional monies can be obtained, either through loans or financings.

We  Cannot  Assure  a  Public  Trading  Market  for  the  Shares
---------------------------------------------------------------
There is currently no active trading in our common stock and we cannot guarantee you that an active trading market in our shares will develop in the near future, even if this Offering is successfully completed; or, if a trading market is developed, that it can or will be sustained for any period of time. There is a high risk that you not be able to be resell any shares you purchase in this offering at or near the Offering price, and in fact, we cannot guarantee that you will be able to sell your shares at all in the future.

You  Will  Incur  Immediate  and  Substantial  Dilution
-------------------------------------------------------
Our existing stockholders acquired their shares at a cost substantially less than that which you will pay for shares you purchase in this offering. Accordingly, any investment you make in these shares will result in the immediate and substantial dilution of the net tangible book value of those shares from the $1.00 you pay for them to $.03 per share immediately after the offering.

    CAUTIONARY  STATEMENT  REGARDING  FORWARD-LOOKING  STATEMENTS
     =============================================================
Some discussions in this prospectus may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this prospectus. Such factors include, but are not limited to, those discussed in the Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations and Business sections, as well as those discussed elsewhere in this prospectus. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events


                         AVAILABLE  INFORMATION
                         ======================

We have filed this registration statement on Form SB-2, of which this prospectus is a part, with the Commission. In addition, we have filed all of the reports required to be filed, such as Forms 10-KSB, 10-QSB and 8-KSB,proxy statements, under Sec. 14 of the Exchange Act, and other
information with  the  Commission.     Such reports, proxy statements,
this registration statement and other information, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street N.W., Judiciary Plaza, Washington, D.C. 20549. Copies of all materials may be obtained from the Public Reference Section of the Commission's Washington, D.C. office at prescribed rates. The Commission also maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at http://www.sec.gov.


                            USE  OF  PROCEEDS
                            =================

We have estimated the net proceeds from this offering to be approximately $300,000, assuming all shares are sold, which we can't guarantee, after deducting $50,000, for estimated offering expenses, including legal and accounting fees. We expect to disburse the proceeds from this offering in the priority set forth below, during the first 12 months after successful completion of this offering:

Total Proceeds . . . . . . . . . . . . . . . . .  $ 350,000
Less Offering Expenses:
     Legal and Accounting Fees and Offering Exp.     50,000
                                                 ----------
Net Proceeds From This Offering. . . . . . . . .  $ 300,000

We estimate that we will allocate the following sums during the three phases of our proposed exploration program; however, these figures may be adjusted at the sole discretion of our management:

Phase 1:   Legal, Accounting, Administrative       $100,000
           and Working Capital
           Salaries and Wages:
             1 Senior Geologist @$500/day and
             3 Junior Geologists @$300/day for
             30 days                               $ 42,000
           Assays - 1,000 @ $25/sample             $ 25,000
           Equipment Rentals - Bulldozer, 4x4
            truck, 2 ATV's, radios, geophysical
            equipment and helicopter               $ 35,000
           Blasting crew and equipment for 15
            days @ $1000/day                       $ 15,000
           Camp expenses-food and lodging          $ 40,000
          Geological Report, including
            Recommendation to continue to Phase II $ 10,000
           Contingency Fund                        $ 33,000
                                                   --------
           Total Use of Proceeds                   $300,000

In the event less than all the shares are sold in this offering, we would reduce expenditures in the following order:

1. The $33,000 contingency fund would be reduced by ensuring that contracts awarded to perform the exploration work were as close to budget as possible;

2. Strictly manage all administrative, legal and accounting costs in an effort to keep them to a minimum while still ensuring compliance with all regulatory requirements; and

3.       Take maximum advantage of the skills of our officers.

Only after minimizing the above costs, would we consider reducing the scope of our proposed exploration work.

Phase 2 will be contingent on the success of the Phase 1 exploration work. Assuming Phase 1 is successful, we will need to raise an additional $300,000 either through sales of our common stock, loans from banks or third parties, or by entering into a joint venture agreement with a major mining company, who would have the cash reserves and equipment required for further exploration and drilling work on our properties. Phase 2 would consist of additional trenching and diamond drilling.

Phase 2:  Legal, Accounting, Administrative        $ 30,000
           and Working Capital
           Salaries and Wages:
             1 Senior Geologist @$500/day and
             3 Junior Geologists @$300/day for
             30 days                               $ 42,000
           Assays-1,000 @ $25/sample               $ 25,000
           Equipment Rentals - Bulldozer, 4x4
            truck, 2 ATV's, radios, geophysical
            equipment and helicopter               $ 35,000
           Diamond drilling - Approx. 1000
            Meters @$100/meter                     $100,000
           Blasting crew and equipment for 15
            days @ $1000/day                       $ 15,000
           Camp expenses-food and lodging          $ 40,000
           Geological Report, including
            recommendation to continue to Phase 3  $ 10,000
           Contingency Fund                        $  3,000
                                                   --------
Estimated Total Required to Complete Phase 2       $300,000

Phase 3 will be contingent on the success of Phases 1 and 2. Assuming Phases 1 and 2 are successful and minerals are located on our properties, of which we have no assurance or guarantee, we estimate we will need to raise an additional $1,000,000 either through sales of our common stock, loans from banks or third parties or by joint venturing with a major mining company with establish cash reserves and the equipment required to implement our proposed Phase 3 operations.

Phase 3  : Legal, Accounting, Administrative       $   60,000
           and Working Capital
           Salaries and Wages:
             1 Senior Geologist @$500/day and
             6 Junior Geologists @$300/day for
             30 days                               $   69,000
           Assays-Approx. 5,000 @ $25/sample       $  125,000
           Equipment Rentals - Bulldozer, 4x4
            truck, 6 ATV's, radios, geophysical
            equipment and helicopter               $   75,000
           Diamond drilling-Approx. 5,000 meters
            @ $100/meter                           $  500,000
           Blasting crew and equipment for 30
            days @ $1000/day                       $   30,000
           Camp expenses - food and lodging        $   75,000
           Geological Reports                      $   25,000
           Contingency Fund                        $   41,000
                                                   ----------
Estimated Total Required to Complete Phase 3       $1,000,000

In the event we raise less than the maximum offering proceeds, we intend to seek other financing through bank or third party loans to complete our proposed exploration program.

While we currently intend to use the proceeds of this offering substantially in the manner set forth above, we reserve the right to reassess and reassign such use if, in the judgment of our Board of Directors, such changes are necessary or advisable. At present, no material changes are contemplated. Should there be any material changes in the above projected use of proceeds in connection with this offering, we will issue an amended prospectus reflecting the same.

There is no definitive use, at present, for the working capital, other than for possible cost overruns caused by inflation and/or under-estimation of costs for exploration. Until used, the working capital proceeds may be invested in short-term certificates of deposit or U.S. Treasury Notes.


                DETERMINATION  OF  OFFERING  PRICE
                ==================================

The price of the shares we are offering was arbitrarily determined in order for us to raise up to a total of $350,000 in this offering. The offering price bears no relationship whatsoever to our assets, earnings, book value or other criteria of value. Among the factors considered were our limited operating history, the proceeds to be raised by the offering, the amount of capital to be contributed by purchasers in this offering in proportion to the amount of stock to be retained by our existing Stockholders, and our relative cash requirements.


                           CAPITALIZATION
                           ==============

The following table sets forth our capitalization as of December 31, 2000 and for the nine months ended September 30, 2001 (i)on a historical basis and (ii) as adjusted to reflect the sale of the shares we are offering in this prospectus at an assumed initial public offering price of $1.00 per share, and the application of the estimated net proceeds we will receive, assuming sale of all shares, which we cannot guarantee.

This table should be read in conjunction with the section entitled, Management's Discussion and Analysis of Financial Condition and Results of Operations; our Financial Statements and Notes; and other financial and operating data included elsewhere in this prospectus.

                                        9/30/01            12/31/00
                                      ------------       ------------
Stockholder's Equity:. . . .  . . .   $  (361)      $    5,890
Common stock:
      25,000,000 shares authorized,
      par value $.001, Issued and
      outstanding  . . . . .            11,500,000       11,500,000

            DILUTION  OF  THE  PRICE  YOU  PAY  FOR  YOUR  SHARES
            =====================================================

Dilution represents the difference between the offering price and the net tangible book value per share immediately after completion of this offering. Net tangible book value is the amount that results from subtracting total liabilities and intangible assets from total assets. Dilution arises mainly as a result of our arbitrary determination of the offering price of the shares being offered. Dilution of the value of the shares you purchase is also a result of the lower book value of the shares held by our existing Stockholders.

As of September 30, 2001, the net tangible book value of our shares was a deficit of ($361), or $.0000 per share, based upon 11,500,000 shares outstanding.

The following table illustrates the per share dilution to new investors, assuming we sell all the shares offered:

Public Offering Price per Share                        $   1.00

Net Tangible Book Value                                $ (.0000)

Increase in Net Tangible Book Value per Share
  Attributable to New Investors                     $   1.00

Net Tangible Book Value After Offering                 $    .03

Immediate Dilution per Share to New Investors  . . . . $    .97

The following table summarizes the number and percentage of shares purchased, the amount and percentage of consideration paid and the average price per Share paid by our existing stockholders and by new investors in this offering:

                                                       Total
               Price       Number of     Percent of    Consideration
               Per Share   Shares Held   Ownership     Paid
               ---------   -----------   ----------    -------------

Existing
Stockholders   $ .007      11,500,000       97%         $ 83,500

Investors in
This Offering  $ 1.00         350,000        3%         $350,000

         PLAN  OF  DISTRIBUTION;  TERMS  OF  THE  OFFERING
         =================================================

Offering  Will  Be  Sold  By  Our  Officer  and  Director
---------------------------------------------------------
We intend to sell the shares in this offering through our officers and
directors,     who will receive no commission from the sale of any shares.
Messrs. Pegg and Sinclair will not register as broker-dealers pursuant to
Section 15 of the Securities Exchange Act of 1934, in reliance upon Rule 3a4-1, which sets forth those conditions under which a person associated with an Issuer may participate in the offering of the Issuer's securities and not be deemed to be a broker-dealer.

1. None of such persons are subject to a statutory disqualification, as that term is defined in Section 3(a)(39) of the Act, at the time of his participation; and,

2. None of such persons are compensated in connection with his or her participation by the payment of commissions or other remuneration based either directly or indirectly on transactions in securities; and

3. None of such persons are, at the time of his participation, an associated person of a broker-dealer; and

4. All of such persons meet the conditions of Paragraph (a)(4)(ii) of Rule 3a4-1 of the Exchange Act, in that they (A) primarily perform, or are intended primarily to perform at the end of the offering, substantial duties for or on behalf of the Issuer otherwise than in connection with transactions in securities; and (B) are not a broker or dealer, or an associated person of a broker or dealer, within the preceding twelve months; and (C) do not participate in selling and offering of securities for any Issuer more than once every twelve months other than in reliance on Paragraphs (a)(4)(i) or (a)(4)(iii).

Since the offering is self-underwritten, we intend to advertise and hold investment meetings in various states where the offering will be registered and will distribute this prospectus to potential investors at the meetings and to our friends and relatives who are interested in our company and a possible investment in the offering.

We are offering the shares subject to prior sale and subject to approval of certain matters by our legal counsel.

Offering  Period  and  Expiration  Date
----------------------------------------
This offering will commence on the date of this prospectus and continue for a period of 120 days, unless we extend the offering period for an additional 90 days, or unless the offering is completed or otherwise terminated by us.

Procedures  for  Subscribing
-----------------------------
If you decide to subscribe for any shares in this offering, you will be required to execute a Subscription Agreement and tender it, together with a check or certified funds, to us for acceptance or rejection.

All  checks  for  subscriptions  should  be made payable to Natalma
Industries, Inc.

Right  to  Reject  Subscriptions
--------------------------------
We have the right to accept or reject subscriptions in whole or in part, for any reason or for no reason. All monies from rejected subscriptions will be returned immediately by us to the subscriber, without interest or deductions. Subscriptions for securities will be accepted or rejected within 48 hours after we receive them.


                               BUSINESS
                               ========
General
-------
Our Company was incorporated in the State of Nevada on July 9, 1998. We are engaged in the acquisition and exploration of mining properties. We are a relatively new company and, as such, are considered to be a junior mining company. It is common practice in the mining industry for a junior mining company to complete exploration activities on a property to determine if any minerals exist. At such time as mineralization is located, a junior mining company then attempts to recruit a major mining company, with ample cash reserves and equipment, to assist in the development of a property. As a junior mining company, we intend to conduct exploration activities on our properties and, if warranted, will seek a major mining company to joint venture in any development and/or production. However, since we are in the early stages of exploration activities, there is no guarantee we will locate any mineralization on our properties or, if mineralization is located in a quantity sufficient to warrant development, there is no guarantee we will be able to recruit a major mining company to join us as a joint venture partner. In the event we are unable to enter into a joint venture agreement with a major mining company to assist in the development of our properties, as a junior mining company with limited cash reserves, we will likely be required to raise additional monies, either through sales of our equity securities or through loans from financial institutions or third parties, prior to commencement of any development activities on our properties.

We maintain our statutory registered agent's office at 1495 Ridgeview Drive, Suite 220, Reno, Nevada 89509 and our business offices at the home of our President and director, Derick Sinclair, in British Columbia, Canada.

Description  of  Properties
---------------------------
In December, 1998, we entered into an Option to Purchase Agreement with John Martin, an unrelated third party, to acquire 100% of the rights, titles and interests in and to a total of 10 mining claims in the North Mt.Lorne Properties, Per 1-10 mineral claims, Grant No. YC08501-YC08510, in the Whitehorse Mining District, Yukon Territory, Canada, in exchange for $55,000 U.S. in cash and 500,000 shares of our restricted common stock. On December 1, 1998, Mr. Martin obtained an option to the same claims from Mr. Costas Takkas, an unrelated third party. The terms of the options are identical except Mr. Martin received 500,000 shares of our restricted common stock and $5,000 for his assignment to us. On March 16, 1999, we exercised our Option and acquired the mining claims. We have also agreed to pay a 2% net smelter return, which means 2% of the net proceeds from the sale of any minerals after deducting the costs of extracting and smelting the minerals, excluding any administrative or selling costs, to Mr. Martin, which he, in turn, must pay to Mr. Takkas, on any and all minerals located and produced on the properties. In addition, we were required to complete a minimum of $80,000 Cdn. Exploration and development work on the properties on or before September 1, 1999; however, since we have not yet raised the money to commence any on-site exploration work on the properties, this date was extended by an amendment to the Assignment of Option to Purchase Agreement between the parties to September 1, 2001 and recently was extended further by an amendment to the Assignment of Option to Purchase Agreement between the parties to September 1, 2002.

The current exchange rate is approximately $1.00 U.S. equals $1.50
Canadian.

The existing roads leading to our properties in the Yukon Territory are rough-graded dirt and, during rainy weather, are sometimes inaccessible or washed out. To date, we have not performed any geological work on any of our claims.

Historical  Background  of  Whitehorse  Mining  District
--------------------------------------------------------
There is no known history of any operations on our mining claims; however, adjacent claims have been staked and excavated.

The main rock units historically found in the area include limestone, limestone conglomerate, black siltstone and several phases of felsic to intermediate dykes cross-cutting the sedimentary stratigraphy. Elevated gold and arsenic values obtained from the mining district occur proximal to felsic dykes. Highly anomalous copper values were found in chalcopyrite/ malachite samples taken from a garnet skarn outcrop in the area. Magnetic surveys have revealed linear structures, possibly magnetic dykes and/or sills, which may be associated with skarn-type mineralization and/or mesothermal gold-arsenic mineralization. We do not know if there is any mineralization on our properties.

Our  Proposed  Exploration  Program
-----------------------------------
Previous exploration work on adjacent properties since 1959 has indicated that mineral occurrences exist in the area of our properties; however, further exploration is needed to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed. We believe there are numerous valuable unexplored and sometimes unclaimed prospects in the Whitehorse Mining District where our properties are located.

Our exploration program will be designed to economically explore, evaluate and acquire properties which, in our opinion, may merit exploration.

We do not claim to have any mineralization or reserves whatsoever at this time on any of our properties; however, between 1959 and 1980, claims adjacent to ours were staked and excavated. Our research data reveals that in 1995, several rock samples were collected from claims adjacent to ours by Kennecott Canada, Hemlo Gold Mines, Inc. and some individuals, which revealed gold mineralization in the area. Based on this, we believe there is a sufficient basis to engage in exploration activities, and we anticipate finding some possible gold reserves.

Upon completion of this offering, in approximately late 2001, we intend to implement an exploration program, which we anticipate will cost approximately $300,000 US. We intend to proceed in the following three phases:

Phase 1 will begin with research of the available geologic literature, personal interviews with geologists, mining engineers and others familiar with the prospect sites. We have recently begun this Phase of the exploration process on our properties and anticipate continuing this Phase through late Spring 2002.

When historical data research is completed, our initial work will be augmented with geologic mapping, geophysical testing and geochemical testing of our claims. When available, existing workings, such as trenches, prospect pits, shafts or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we intend to begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow for efficient reclamation, re-contouring and re-seeding of disturbed areas Once excavation of a trench is completed, a channel of samples are taken and then analyzed for economically potential minerals that are known to have occurred in the area. Careful interpretation of this available data collected from the various tests aid in determining whether or not the prospect, as viewed by our experts, has current economic potential and whether further exploration is warranted.

Phase 2 will involve an initial examination of the underground characteristics of the vein structure that was identified by Phase 1 of exploration. Phase 2 will be aimed at identifying any mineral deposits of potential economic importance. The methods which will be employed are more extensive trenching, more advanced geophysical work and ultimately drift driving to aid in the determination of subsurface characteristics of the structure. The geophysical work is designed to give a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provide a target for more extensive trenching and core drilling. The trenching will identify the continuity and extent of mineralization, if any, below the surface. After a thorough analysis of the data collected in Phase 2, a determination will be made as to whether or not the properties warrant a Phase 3 study.
This Phase will commence, if warranted by results of Phase I activities, in early Summer 2002.

Phase 3 will be aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineralized body, assuming any are located on our properties, so that they can be considered proven mineralized bodies within the stringent industry standards. This is accomplished through extensive drift driving. An ore body is not a proven ore body until it has been technically, economically and legally proven. This Phase will commence, if warranted by results of Phase 2 activities, approximately 60 days after results of Phase 2 activities have been analyzed.

Environmental Regulations
-------------------------
Environmental laws and regulations relating to public lands in Canada are expected to be tightly enforced. We intend to explore and, when required, develop all of our properties in strict compliance with all environmental requirements applicable to the mineral processing and mining industry. We will secure all the necessary permits for exploration and, if development is warranted on any property, will file final Plans of Operation prior to the commencement of any mining operations. We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No significant endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to all Canadian provincial and local legal requirements. Any portals, adits or shafts will be sealed upon abandonment of a property. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we commence our operations and know what that will involve from an environmental standpoint.

Government  Regulations
-----------------------
We will be subject to all the laws, rules and regulations which govern the mineral processing and mining industry in Canada. We intend to fully comply with all environmental, health and safety laws, rules, regulations and statutes.

Specifically, the proposed exploration of the property will be governed by the Yukon Quartz Mining Act. Under the Act the Governor in Council makes regulations which prescribe operating conditions governing all exploration programs. We will be required to notify the Chief of Mining Land Use of our exploration plan to ensure compliance. We intend to fully determine and comply with all rules and regulations governing our operations prior to commencement of same.

Employees  and  Employment  Agreements
--------------------------------------
At present, we have no employees, other than Derick Sinclair, our President, Secretary, Treasurer and Chairman of the Board, and Rex Pegg, our Vice President of Exploration, who are not presently compensated for their services and do not have employment agreements with us. Initially, we intend to use the services of subcontractors for all exploration work on our properties. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Office Facilities
-----------------
We currently conduct our business operations from the home of our President and Chairman of the Board, Mr. Derick Sinclair, in North Vancouver, B.C., Canada, on a rent-free basis. If this offering is successful, we intend to set up a remote office trailer near our properties and begin exploration activities.

Legal  Proceeding
-----------------
We  are  not  involved  in  any  pending  legal  proceeding.


                 MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
              FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
              ==================================================

This registration statement contains forward-looking statements that involve risks and uncertainties. The statements contained in this registration statement that are not purely historical are forward-looking statements, including without limitation statements regarding our expectations, projections, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results may differ materially as a result of certain factors, including those set forth in the Risk Factors section of this registration statement. Potential investors should consider carefully the following factors, as well as the more detailed information contained elsewhere in this registration statement, before making a decision to invest in our shares. The following discussion and analysis should be read in conjunction with our Financial Statements and Notes included in this prospectus.

Selected  Financial  Data
-------------------------
We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

On March 10, 1999, we closed a public offering of 8,000,000 shares of our common stock, at a price of $.01 per share, under Regulation D, Rule 504, made effective in the State of New York on January 13, 1999 and raised a total of $80,000.

The following historical financial data for the years ended December 31, 1999, December 31, 2000 and for the nine months ended September 30, 2001 was derived from our financial statements, audited and reviewed by Clyde Bailey P.C., an independent certified public accountant.

Balance Sheet Data
------------------                   9/30/01     12/31/00      12/31/99
                                     =======     ========      ========
Assets:

Cash . . . . . . . . . . . . .     $   3,139  $      5,890  $     10,158
                                   ---------  ------------   -----------
Total Assets . . . . . . . . .  $   3,139  $      5,890  $     10,158

Liabilities:

Accounts Payable . . . . . . .     $   3,500  $          0  $      2,577
                                   ---------  ------------   -----------
Total Liabilities. . . . . . .     $   3,500  $          0  $      2,577
Total Stockholders' Equity . .  $    (361) $     5,890   $      7,581
                                   ---------  ------------   -----------
Total Liabilities and
 Stockholders' Equity . . . . . $   3,139  $      5,890  $     10,189

Statements of Operations Data:

Revenues . . . . . . . . . . . . . $       0  $          0  $          0
Expenses. . . . . . . . . . .   $   6,251  $      1,691  $     57,849
Net Income/Loss. . . . . . . .  $  (6,251) $     (1,691) $    (57,849)
Net Income/Loss per common share $    (.00) $       (.00) $       (.01)
Weighted average common shares
  outstanding                     11,500,000    11,500,000    11,500,000

Plan of Operation
-----------------
Assuming sale of all the shares in this offering and receipt of all the proceeds, of which there is no guarantee, we estimate that we will use most of the funds received during the next 12 months to complete Phase I of our exploration program. We intend to subcontract with approximately three (3) geologists and a blasting crew with equipment to locate and extract mineral samples on our properties. All samples will then be sent to an assay lab for analysis and a geological report will be prepared.

In the event less than all the shares are sold in this offering, we would reduce our Phase I expenditures in the following order:

1. Our contingency fund would be reduced by ensuring that contracts awarded to perform the exploration work were as close to budget as possible;

2. Strictly manage all administrative, legal and accounting costs in an effort to keep them to a minimum while still ensuring compliance with all regulatory requirements; and

3.       Take maximum advantage of the skills of our officers.

Only after minimizing the above costs, would we consider reducing the scope of our proposed exploration work.

Phase 2 will be contingent on the success of the Phase 1 exploration work. Assuming Phase 1 is successful, we will need to raise an additional $300,000 either through sales of our common stock, loans from banks or third parties, or by entering into a joint venture agreement with a major mining company, who would have the cash reserves and equipment required for further exploration and drilling work on our properties. Phase 2 would consist of additional trenching and diamond drilling.

Phase 3 will be contingent on the success of Phases 1 and 2. Assuming Phases 1 and 2 are successful and minerals are located on our properties, of which we have no assurance or guarantee, we estimate we will need to raise an additional $1,000,000 either through sales of our common stock, loans from banks or third parties or by joint venturing with a major mining company with establish cash reserves and the equipment required to implement our proposed Phase 3 operations.

Limited  Operating  History;  Need  for  Additional  Capital
------------------------------------------------------------
There is little to no historical financial information about our Company upon which to base an evaluation of our performance or to make a decision regarding an investment in the shares. We are still in the organizational stages and have not yet generated or realized any revenues from operations. We cannot guarantee we will be successful in our business operations or will achieve significant levels of market acceptance for our proposed business. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration and/or development of our properties, possible cost overruns due to price and cost increases in raw products and manufacturing processes, and the absence of an operating history. Therefore, we cannot guarantee we will be able to achieve or maintain profitable operations. Further, there is no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.

To become and remain profitable and competitive, upon successful completion of this offering, we intend to look for a joint venture partner who is experienced in the type of mining activities we propose and, while seeking such partner, continue with our exploration activities to determine if viable mineralization exists on any of our properties to warrant development .Upon successful completion of this offering, and until we commence exploration activities on our properties, we estimate our monthly expenses will be minimal, that is less than $1,500 per month, and these monies will be used only in our background data research efforts on our properties and the surrounding claims. We anticipate this search will take only 1-2 months. At that time, we will likely be required to make significant investments into the exploration of our properties before we would able to commence production of any minerals we may find; however, until the offering is completed or we enter into a joint venture agreement with a major mining company with cash reserves and equipment it is not possible to estimate how long our current cash reserves and funds raised in this offering will last. We may need to seek additional financing to provide for the capital we will require to implement our proposed exploration program.

The timing and total amount of capital requirements cannot be predicted at this time and we have no assurance that any financing will be available to us on acceptable terms, as and when we need it, if at all. If such financing is not available on satisfactory terms, as and when needed, we may be unable to continue our exploration activities or expand our operations and our operating results may be adversely affected. Equity financing could also result in additional dilution to then existing shareholders.

We do not plan to purchase any significant equipment in the next 12 months.

Results of Operations
---------------------

We are an exploration stage company and have not yet generated or realized any revenues since inception. We acquired our first property, consisting of 10 claims and are commencing the exploration stage of our mining operations on that property at this time.

Since inception, we have used our common stock to raise money for our property acquisition and to repay outstanding indebtedness. We did not raise any cash through financing activities for the year ended
December 31, 2000 and the nine months ended September 30, 2001.


Liquidity and Capital Resources
-------------------------------
As of the date of this registration statement, we have yet to generate any revenues from our business operations due to the preliminary nature of our operations, substantial ongoing investment in exploration efforts, and expenditures incurred to build the appropriate infrastructure to support our proposed operations. Consequently, we have been substantially dependent on public and private placements of our equity securities and shareholder loan financing to fund our cash requirements.

We issued 8,000,000 shares at $.01 per share through a Rule 504, Regulation D offering in March, 1999. The total proceeds we received from the offering were $80,000 in cash.

We issued 500,000 shares of our restricted common stock at $.001 per share to John Martin in accordance with the Assignment of Option to Purchase Agreement of Mineral Properties on May 11, 1999.

At December 31, 2000 and the nine months ended September 30, 2001, our total assets were $5,890 and $3,139, respectively, and our total liabilities were $0 and $3,500, respectively .

Assuming we sell all of the shares in this offering and commence our business operations, during the first half of 2002, we expect to incur additional costs for exploration of our properties and for subcontractors, professional and legal fees. Significant additional funding will be required to meet any additional operating and/or expansion requirements.

We are taking steps to raise equity capital; however, we cannot guarantee that any new capital will be available to us or that adequate funds for operations, whether from our revenues, financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available as or when needed, or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our exploration programs, sales and marketing efforts and, potentially, to cease our operations. Any additional equity financing may involve substantial dilution to our then-existing shareholders.

                               MANAGEMENT
                               ==========
Officers  and  Directors
------------------------
Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

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


                            EXECUTIVE  COMPENSATION
                            ========================

Neither of our officers or the director have been compensated for their services and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

Indemnification
--------------
Pursuant to the Articles of Incorporation and By-Laws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding.

To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

As regards indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.


                           PRINCIPAL  STOCKHOLDERS
                           =======================

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

Name and Address . . . .  No. of      No. of             Percentage of
Beneficial . . . . . . .  Shares      Shares             of Ownership
Owner (1). . . . . . . .  Before      After Offering     Before   After
                          Offering        -              Offering Offering
- -----------------------   --------    --------------    -----------------

Derick Sinclair. . . . .   3,000,000  3,000,000            26%       25%
1550 Ostler Court
N. Vancouver, B.C.
Canada V7G 2P1
- ------------------
All Officers and
Directors as a Group . .   3,000,000  3,000,000            26%       25%

(1) The person named above may be deemed to be a parent and promoter of our Company, within the meaning of such terms under the Securities Act of 1933, by virtue of his/its direct and indirect stock holdings. Mr. Sinclair and Mr. Pegg, Vice President of Exploration are the only promoters of our Company.

Future  Sales  by  Existing  Stockholders
-----------------------------------------
A total of 11,500,000 shares have been issued to the existing Stockholders, 3,500,000 of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. 8,000,000 of the issued and outstanding shares were sold in a public offering pursuant to Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.


                          DESCRIPTION  OF  SECURITIES
                          ===========================
Common  Stock
-------------
Our authorized capital stock consists of 25,000,000 shares of common stock, par value $.001 per share. The holders of our common stock (i) have equal ratable rights to dividends from funds legally available therefor, when, as and if declared by our Board of Directors; (ii) are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
(iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

Prior to this offering, there was a total of 11,500,000 shares of common stock issued and outstanding, held by 28 shareholders of record. All these outstanding shares are fully paid for and non-assessable and all shares subject of this offering, when issued, will be fully paid for and non-assessable. We refer you to our Articles of Incorporation, By-Laws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.

Non-cumulative  Voting
----------------------
Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors. After this offering is completed, the present stockholders will own approximately 97% of our outstanding shares.

Cash  Dividends
---------------
As of the date of this prospectus, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Reports
-------
We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and may, in our discretion, furnish unaudited quarterly financial reports.

Stock  Transfer  Agent
----------------------
The  stock transfer agent for our securities is Transfer Online,
227  S.W. Pine, Suite  300,  Portland,  Oregon  97204


                             CERTAIN  TRANSACTIONS
                             =====================

In October, 1998, a total of 2,500,000 shares were issued to Derick Sinclair, President, Secretary, Treasurer and Chairman of the Board of Directors of our Company, in exchange for $.001 par value per share, or $2,500. On December 1, 1998, an additional 500,000 shares of restricted common stock were issued to Mr. Sinclair in exchange for $.001 par value per share, or $500.

Since inception of our Company, Derick Sinclair advanced loans to us in the total sum of $14,500, which were used for organizational and start-up costs and operating capital. The loans did not bear interest and were paid in full on March 16, 1999.

In December, 1998, we entered into an Option to Purchase Agreement with John Martin, an unrelated third party, and acquired 100% of the rights, titles and interests in and to a total of 10 mining claims in the Whitehorse Mining District, Yukon Territory, Canada, in exchange for $55,000 in cash and 500,000 shares of our restricted common stock.
On December 1, 1998, Mr. Martin entered into an option to acquire the rights from Costas Takkas, an unrelated third party. Pursuant to the terms of the Agreement, we agreed to pay a 2% net smelter return, as that term is defined in the Purchase Agreement, to Mr. Martin on all minerals produced on the properties, if any. In addition, the Option Agreement required us to complete a minimum of $80,000 Cdn. in exploration and development work on the properties on or before September 1, 1999; however, the time period for completion of this exploration and development work has been extended by an Amendment to the Assignment of Option to Purchase Agreement between the parties to September 1, 2002 in order to allow us time to complete this offering and raise the money necessary to complete the required exploration work. On
March 16, 1999, we exercised the Option and acquired the mining claims.


                                   LITIGATION
                                   ==========

We are not a party to any pending litigation and, to the best of our knowledge, none is contemplated or threatened.


                                    EXPERTS
                                    =======

Our consolidated audited financial statements for the years ended December 31, 2000 and 1999 and unaudited financial statement for the three and nine-month periods ended September 30, 2001, included in this prospectus have been prepared by Clyde Bailey P.C., Independent Certified Public Accountants, 10924 Vance Jackson #404, San Antonio, Texas 78230.
We include the financial statements in reliance on the reports of Clyde Bailey P.C., given upon their authority as experts in accounting and auditing.


                             LEGAL  MATTERS
                             ==============

The law office of Warren J. Soloski, Esq., A Professional Corporation, 11300 West Olympic Blvd., Suite 800, Los Angles, California, Los Angeles, California 90064, has passed upon the validity of the shares being offered and certain other legal matters and is representing us in connection with this offering.

                          FINANCIAL  STATEMENTS
                          =====================

Our fiscal year end is December 31. We provide audited financial statements to our stockholders on an annual basis, prepared by an Independent Certified Public Accountant, in our annual report filed on Form 10-KSB. Our unaudited financial statements for the three and nine-month period ended September 30, 2001, and our audited financial statements for the fiscal years ended December 31, 1999 and 2000, prepared by Clyde Bailey, P.C., an independent certified public accounting firm, immediately follow.

------------------------------------------------------------------------------
CLYDE BAILEY, P.C.
------------------------------------------------------------------------------
www.clydecpa.com                        Certified Public Accountant
clyde@clydecpa.com                      10924 Vance Jackson #404
                                        San Antonio, Texas 78230
www.clydebaileypc.com                   (210) 699-1287 (ofc)
clyde@clydebaileypc.com                 (888)699-1287 (210)691-2911-fax
                                        Member: American Insitute of CPA's

                                                Texas Society of CPA's
-----------------------------------------------------------------------------
To the Board of Directors
Natalma Industries, Inc.
(a Nevada corporation)


We have made a review of the balance sheet of Natalma Industries, Inc. as of September 30, 2001, and the related statements of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000, and the statement of cash flows for the nine months ended September 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended ; and in our report dated February 17, 2001, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                         Clyde Bailey P.C.

San Antonio, Texas
October 10, 2001


                    NATALMA INDUSTRIES, INC.
               (An  Exploration  Stage Enterprise)
                  Balance Sheet (Unaudited)

                         A S S E T S
                         -----------
                                 September 30   December 31
                                    2001           2000
Current Assets
--------------
Cash                              $ 3,139      $  5,890
                                  -------      --------
Total Current Assets                3,139         5,890

Total Assets                      $ 3,139      $  5,890
                                  =======       =======

                 L I A B I L I T I E S
                 ---------------------
Current Liabilities
-------------------
Accounts payable                  $     -       $     -
Officer Advances                    3,500             -
                                  -------       -------
Total Current Liabilities           3,500             -
                                  -------       -------
Total Liabilities                   3,500             -

Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,500        11,500
25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-In-Capital         53,930        53,930
Accumulated Deficit during the
Development Period                (65,791)      (59,540)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                            (361)        5,890
                                  -------       -------
Total Liabilities and
Shareholders' Equity             $  3,139      $  5,890
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.


                  NATALMA INDUSTRIES, INC.
            (An  Exploration  Stage Enterprise)

            Statement of Operations (Unaudited)
           ------------------------------------

                                  Three Months    Nine Months   From 7/8/98
                                     Ended          Ended        (Initial)
                                  September 30    September 30     to
                                  -------------   -------------  September
                                  2001     2000   2001     2000   30, 2001
                                  =============   =============  ==========
Revenues:
---------
Revenues                          -       -       -       -           -
                               -----  ------    ------  ------    ---------
Total Revenues                $   -   $   -     $ -     $ -       $   -
Expenses:
---------
Professional fees                 -       -      3,300     470       3,950
Option to Purchase
  Mineral Property                -       -       -       -         55,500
Operating Expenses               150     470     2,951   2,029       6,341
                               -----  ------    ------  ------    --------
Total Expenses                150     470     6,251   2,499      65,791
Net Income before Taxes      (150)   (470)   (6,251) (2,499)    (65,791)

Provision for Income Taxes:
---------------------------
Income Tax Benefit               -       -        -       -           -

Net Income (Loss)            (150)   (470)   (6,251) (2,499)    (65,791)
                               ======  ======   ======  ======      ======
Basic and Diluted
Earnings Per Common Share       -nil    -nil      -nil    -nil    (0.01)
                               ------  ------   ------   ------     ------
Weighted Average number of
Common Shares used in per
share calculations (millions)  11,500  11,500   11,500   11,500     11,500
                               ======  ======   ======   ======     ======


The accompanying notes are integral part of the consolidated financial statements.


                  NATALMA INDUSTRIES, INC.
         (An  Exploration  Stage Enterprise)
          Statement of Stockholders' Equity As of
               September 30, 2001 (Unaudited)

                                                     Stock-
                       $0.001   Paid-In Accumulated holders'
               Shares Par Value Capital   Deficit    Equity
              ------- --------- ------- ----------- -------
Balance,
July 9,
1998            -          -       -         -         -

Issuance
of common
stock       3,000,000    3,000     -         -         3,000

Net(Loss)                                    -          (616)
            ------------------------------------------------
Balance,
December
31, 1998    3,000,000    3,000     -         -         2,384

Issuance
of common
stock       8,500,000    8,500    72,000      -       80,500

Expense
for stock
offering        -          -     (18,070)     -      (18,070)

Net(Loss)    -          -       -       (57,849)  (57,849)
           -------------------------------------------------
Balance
December
31, 1999   11,500,000   11,500   53,930 (57,849)   (1,691)

Net(Loss)                                (1,691)   (1,691)
           -------------------------------------------------
Balance,
December,
31, 2000   11,500,000   11,500   53,930 (59,540)    5,890

Net(Loss)                                (6,251)   (6,251)
           -------------------------------------------------
Balance,
September
30, 2001   11,500,000   11,500   53,930 (65,791)     (361)
           =================================================

The accompanying notes are integral part of the consolidated financial statements.

                    NATALMA INDUSTRIES, INC.
             (An Exploration Stage Enterprise)
              Statement of Cash Flows (Unaudited)
              ------------------------------------
                           For the Nine Months Ended    From 7/8/98
                                 September  30           (Initial)
                          --------------------------         to
                                 2001        2000     September 30, 2001
                             ----------   ---------   ------------------
Cash Flows from
Operating Activities:
--------------------
Net Income (Loss)        $  (6,251)   $  (2,499)       $  (65,791)
Adjustments to reconcile
net loss to net cash
provided (used) for
operating activities:
Stock Issued for
  services and Mineral Option        -           -              3,500
  Increase (Decrease) in
  Accounts Payable                   -      (1,067)                 -
                             ---------    --------         ----------
Total Adjustments        $       -    $  (1,067)        $    3,500
                             ---------    --------         ----------
Net Cash Used in
Operating Activities     $  (6,251)   $  (3,566)        $  (62,291)

Cash Flows from
Investing Activities:
---------------------
Capital Expenditures             -            -                  -
                             ---------    --------         ----------
Net Cash Used in
Investing Activities         $       -    $      -      $        -
                             ---------    --------         ----------
Cash Flows from
Financing Activities:
--------------------
Stockholder Advance              3,500           -              3,500
Proceeds from
Issuance of Stock                    -           -          80,000
Costs Incurred to
Raise Capital                        -           -            (18,070)
                             ---------     -------         ----------
Net Cash Provided for
Financing Activities         $   3,500    $      -         65,430
                             ---------    --------         ----------
Net Increase (Decrease)
 in Cash                  $  (2,751)   $ (3,566)       $    3,139
Cash Balance, Begin
Period                           5,890      10,158                  -
                             ---------    --------         ----------
Cash Balance, End Period  $   3,139    $  6,592        $    3,139
                             =========    ========         ==========
Supplemental
Disclosures:
  Cash paid for interest     $       -    $      -         $        -
  Cash paid for income tax           -           -                  -
Stock Issued for Mineral Option                           500,000
Stock Issued for Services                               3,000,000

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

Exploration  Stage Enterprise
-------------------------------------
The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced and, accordingly, no revenue has been derived during the organizational period.

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

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2000 and September 30, 2001.

Impairment of Long-Lived Assets
-------------------------------
The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Note 2 - COMMON STOCK
---------------------
The Company issued 8,500,000 shares of common stock to various investors for cash totaling $80,500. The Company issued 500,000 shares of common stock at $.001 per share in accordance with the Assignment of Option to Purchase Agreement of Mineral Properties.

Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amounts were actually paid for either interest or income taxes during the year ended December 31, 2000 and the period ended September 30, 2001.

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On
March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002. The Option to Purchse Agreement was expensed in March 1999.

Note 5 - RELATED PARTY
----------------------
The Company has significant related party transactions and/or relation-ships with the principal officer and shareholder, Derick Sinclair, in the form of the initial stock issuance for services.

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

Note 6 - ORGANIZATION COSTS
---------------------------
The Company has incurred legal, accounting and other formation costs. During the year ended December 31, 1999, these costs were charged to operations in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5. During the year ended December 31, 1998, the Company also incurred $12,885 in expenses related to an offering of shares of its common stock. At December 31, 1999 these costs were included in organization costs, as no proceeds had yet been received from the offering. During the year ended December 31, 1999, these expenses, plus additional offering costs incurred, were charged against the gross proceeds receive from the offering in accordance with the Securities and Exchange Commissions' Staff Accounting Bulletin 5A.

Note 7 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and/or directors have committed to advancing operating costs of the Company interest free.

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

Member:
American Institute of CPA's
Texas Society of CPA's


Board of Directors
Natalma Industries, Inc.


                   INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheet of Natalma Industries, Inc. (Company) as of December 31, 2000 and 1999 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years then ended December 31, 2000 and 1999 and from July 9, 1998 (Initial) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of its operations for the years then ended on December 31, 2000 and 1999 and from July 9, 1998 (Initial) to December 31, 2000 in conformity with generally accepted accounting principles.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in the notes to financial statements.



/s/  Clyde Bailey P.C.
San Antonio, Texas
February 17, 2001

                         NATALMA  INDUSTRIES,  INC.
                (An Exploration  Stage Enterprise)
                              BALANCE  SHEET
                     As of December 31, 2000 and 1999

                                           2000                  1999
                                           ----                  ----
                               ASSETS
Current Assets
--------------
   Cash. . . . . . . . . . . . . . .$        5,890          $   10,158
                                    --------------          ----------
Total Current Assets . . . . . . . .         5,890              10,158
Other Assets
                                    --------------          ----------
Total Assets . . . . . . . . . .          5,890              10,158
                                    ==============          ==========

                            LIABILITIES

Current  Liabilities
--------------------
Accounts Payable . . . . . . . . . .             -               2,577
Officer Advances . . . . . . . . . .             -                   -
                                    --------------          ----------
Total Current Liabilities. . . . . .             -               2,577
                                    --------------          ----------
Total Liabilities                                -               2,577
Commitments and Contingencies                    -                   -

                        STOCKHOLDERS EQUITY

Common Stock                                11,500              11,500

25,000,000 authorized shares, par value $.001
11,500,000 shares issued and outstanding
Additional Paid-in-Capital . . . . . . . .  53,930              53,930
Accumulated Deficit during  the Development
Period . . . . . . . . . . . . . . . . . (59,540)            (57,849)
                                          --------          ----------
Total Stockholders' Equity (Deficit) . .  5,890               7,581
                                          --------          ----------
Total liabilities and
stockholders' equity . . . . . . . . .    5,890          $   10,158
                                          ========          ==========

The accompanying notes are integral part of the consolidated financial statements.


                             NATALMA  INDUSTRIES,  INC.
                    (An Exploration Stage Enterprise)
                               Statement of Operations
                               -----------------------

                                                             From 7/8/98
                                    For the Years Ended       (Initial)
                                        December 31              to
                                         2000	   1999        12/31/00
                                  ----------------------     -----------
Revenues
Revenue . . . . . . . . . . . . . .   $    -    $     -       $       -

Expenses
Professional Fees. . . . . . . . . . .    650         -              650
Operating expenses . . . . . . . . . .  1,041     2,349            3,390
Option to Purchase Mineral Property.    -     55,500           55,500
                                      -------   -------       ----------
Total Expenses . . . . . . . . . .   1,691    57,849           59,540

Net Income before Taxes. . . . . .  (1,691)  (57,849)         (59,540)

Provision for Income Taxes
---------------------------
Income Tax Benefit . . . . . . . . . .      -         -                -

Net Income (Loss)  . . . . . . . .  (1,691)  (57,849)         (59,540)

Basic and Diluted Earnings Per
Common Share . . . . . . . . . . . . .$ (0.00) (0.01)      $    (0.01)
                                      -------  --------       ----------
Weighted Average number of Common
Shares used in per share
calculations                       11,500,000 11,500,000      11,500,000
                                   ========== ==========      ==========



The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA  INDUSTRIES,  INC.
                   (An Exploration Stage Enterprise)
                      Statement of Stockholders' Equity
                          As at December 31, 2000


                        $0.001         Paid-in  Accumulated Stockholders'
             Shares     Par Value      Capital      Deficit       Equity
------------------------------------------------------------------------
Balance
July 9,
1998                -         -            -            -            -

Issuance
of common
stock       3,000,000     3,000            -            -        3,000

Net Income
(Loss)                                               -            -
            ----------------------------------------------------------
Balance
December
31, 1999    3,000,000     3,000            -         -        3,000

Issuance
of Common
Stock       8,500,000     8,500       72,000            -       80,500

Expenses
for stock
offering           -          -      (18,070)           -      (18,070)

Net Income
(Loss)                                         (57,849)     (57,849)
            ==========================================================
Balance at
December
31, 1999  11,500,000     11,500       53,930   (57,849)       7,581
          ------------------------------------------------------------
Net Income
(Loss)                                         ( 1,691)      (1,691)
          ------------------------------------------------------------
Balance at
December
31, 2000  11,500,000     11,500       53,930   (59,540)       5,890
          ============================================================








The accompanying notes are integral part of the consolidated financial statements.

                        NATALMA  INDUSTRIES, INC
               (An Exploration Stage Enterprise)
                         Statement of Cash Flows
                         ----------------------
                                                             From 7/8/98
                                       For the Years Ended     (Initial)
                                           December 31            to
                                       ---------------------    12/31/00
                                        2000        1999
                                      ---------------------   ----------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss) . . . . . . . .  $  (1,691)  $ (57,849)  $ (59,540)

Changes in operating assets and
  liabilities:
  Organizational costs expensed
   under SOP 98-5. . . . .  . . .             -         125           -
Stock Issued for Services and
   Mineral Option                             -         500       3,500
Increase (Decrease) in Accounts Payable  (2,577)   2,577       -
                                      ---------   ---------    --------
Total Adjustments . . . . . . . .  $  (2,577)  $   3,202    $  3,500
                                      ---------   ---------    --------
Net cash Used in
Operating Activities  . . . . . . . . $  (4,268) (54,647)   $(56,040)
                                      ---------   ---------    --------
Cash Flows from
Investing Activities
--------------------
Purchase of Mineral Properties                -        -           -
                                      ---------   ---------    --------
Net Cash Used in Investing Activities $       -        -    $      -
                                      ---------   ---------    --------
Cash Flows from
Financing Activities
--------------------
Payments on stockholder advance. . .  $       -  (14,500) $      -
Proceeds from issuance of stock. . .          -   80,000       80,000
Costs incurred to raise capital  . . .        -   (5,185) (18,070)
                                      ---------   ---------    ---------
Net Cash Provided by
Financing Activities                  $       -   60,315    $  61,930
                                      ---------   ---------    ---------
Net Increase (Decrease)in Cash . . . .$  (4,268)   5,668 $   5,890

Cash Balance, Begin Period . . . . . .   10,158       4,490            -
                                      ---------   ---------    ---------
Cash Balance, End Period . . . . . . .$   5,890   10,158 $   5,890
                                      =========   =========    =========
Supplemental Disclosures:
Cash Paid for interest . . . . . . . .$       -   $       -
Cash Paid for income taxes . . . . . .$       -   $       -
Stock Issued for Option to Purchase  .        -  500,000      500,000
Stock Issued for Repayment of
Shareholder  . . . . . . . . . . . . .        - 3,000,000    3,000,000



      The accompanying notes are integral part of the consolidated financial statements.

                             NATALMA INDUSTRIES, INC.
                          Notes to Financial Statements


Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Exploration  Stage Enterprise
------------------------------------
The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7 and Industry Guide 7 of the SEC Industry Guide . The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

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

Comprehensive Income
-------------------
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."
SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

Fair Value of Financial Instruments
----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2000 and 1999.

Impairment of Long-Lived Assets
-------------------------------
The Company follows SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangible to be held and used by an entity be reviewed for impairment whenever event of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Note 2 - COMMON STOCK

The Company issued 8,000,000 shares of common stock to various investors for cash totaling $80,000.

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

Note 4 - MINERAL PROPERTIES

On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On
March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 U.S. in cash. On May 11, 1999 the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter reruns on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002.
 The Company has expensed the cost of the option when the payments were paid on March 16, 1999.

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

Note 7 - INCOME TAXES

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                  			        2000	         1999
                            Current	$ -0-	         $-0-
                           Deferred	  -0-		   -0-
                                         ------          ------
  	Total provisions for
           income taxes		       $ -0- 	         $-0-
                                        ======          ======

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                		              2000     	  1999
Net operating loss carryforward      $     575	    $    799
		Valuation allowance	        (575)         (799)
                                     ----------     --------
Total provisions for income taxes	   $    -0-	    $	   -0-
                                     ==========     =========

The net operating loss carryforward will expire if not applied by 2020.

Note 8 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern  that raise substantial doubt about the
Company's ability to continue as a going concern.   The stockholders/
officers and or directors have committed to advancing operating costs of the Company interest free.

Note 9 - SUBSEQUENT EVENTS

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                             PART  II
             INFORMATION  NOT  REQUIRED  IN  PROSPECTUS
             ==========================================

ITEM  24.  INDEMNIFICATION  OF  DIRECTORS  AND  OFFICERS.

The Registrant has authority under Nevada General Corporation Law to indemnify its directors and officers to the extent provided in such statute. The Registrant's Articles of Incorporation, as amended, provide that the Registrant shall indemnify its executive officers and directors to the fullest extent permitted by law either now or hereafter.

At present, there is no pending litigation or proceeding involving a director or officer of the Registrant as to which indemnification is being sought, nor is the Registrant aware of any threatened litigation that may result in claims for indemnification by any officer or director.

ITEM  25.  OTHER  EXPENSES  OF  ISSUANCE  AND  DISTRIBUTION.

The Registrant estimates that expenses payable by the Registrant in connection with the offering described in this registration statement will be as follows:

Securities and Exchange Commission registration fee . . . . .  $    97.30
NASD filing fee . . . . . . . . . . . . . . . . . . . . . . .      505.00
Printing expenses . . . . . . . . . . . . . . . . . . . . . .    1,500.00
Accounting fees and expenses. . . . . . . . . . . . . . . . .   12,000.00
Legal fees and expenses . . . . . . . . . . . . . . . . . . .   27,000.00
Fees and expenses (including legal fees) for qualification       5,000.00
   under state securities laws
Registrar and Transfer Agent's fees and expenses. . . . . . .    3,500.00
Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . .      397.70
                                                               ----------
          Total . . . . . . . . . . . . . . . . . . . . . . . .$50,000.00
                                                               ==========

All amounts except the Securities and Exchange Commission registration fee and the NASD filing fee are estimated.

The Company is paying all of the expenses related to the sale of common stock offered by the Company.

ITEM  26.  RECENT  SALES  OF  UNREGISTERED  SECURITIES.

In October, 1998, a total of 2,500,000 shares of our restricted common stock were sold to Derick Sinclair, in exchange for $.001 par value per share, for a total of $2,500.

On December 1, 1998, an additional 500,000 shares of our restricted common stock were sold to Mr. Sinclair in exchange for $.001 par value per share, for a total of $500.

In March, 1999, in connection with exercise of the Option to Purchase Agreement, and pursuant to the terms of the Agreement by which the Company acquired 10 mining claims, 500,000 shares of restricted common stock were issued to John Martin, an unrelated third party.

The three transactions described above were conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, based upon the fact that the sales were made by the Issuer in transactions not involving any public offering. In addition, the sales to Derick Sinclair involved transactions with an accredited investor and would also be exempt under Section 4(6).

In March, 1999, we also sold a total of 8,000,000 shares of our common stock at a price of $.01 per share, pursuant to an offering memorandum filed with and made effective by the State of New York Securities Division under an exemption from registration for limited offerings not exceeding $1,000,000, as provided by Rule 504 of Regulation D of the Securities Act of 1933.

ITEM  27.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES.

(a)  Exhibits:

The following exhibits, which are required to be filed herein, can be found in Registrant's initial Form SB-2 Registrations Statement, filed on May 27, 1999, under SEC File No. 333-79405 :

EXHIBIT. . .  DESCRIPTION
- --------      ------------
*  3.1. . . .  Articles of Incorporation

*  3.2. . . .  Bylaws

*   5 (23) . . Opinion and Consent of Warren J. Soloski, Esq.

* 10.1 . . . . Option to Purchase Agreement

* 10.2 . . . . Assignment of Option To Purchase Agreement

* 10.3 . . . . Amendment to Assignment of Option to Purchase Agreement

* 10.4 . . . . Amendment to Assignment of Option to Purchase Agreement

* 10.5 . . . . Amendment to Assignment of Option to Purchase Agreement

 23 . . . . Consent of Clyde Bailey, P.C., Independent Auditor (Page 55)

* Previously filed and not included in this Post-effective Amendment.



ITEM  28.  UNDERTAKINGS

I.     The  undersigned  Registrant  hereby  undertakes:

(1) To file, during any period in which offers or sales are being made, a post-effective amendment to this Registration Statement:

(i) To include any prospectus required by Section 10(a)(3) of the Securities Act;

(ii) To reflect in the prospectus any facts or events which, individually or together, represent a fundamental change in the information set forth in the Registration Statement;

(iii) To include any additional or changed material information with respect to the plan of distribution; and

(2) That, for the purpose of determining any liability under the Securities Act, each such post-effective amendment shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

(3) To remove from registration by means of a post-effective amendment any of the securities being registered which remain unsold at the termination of the offering.

(b) The undersigned Registrant hereby undertakes to provide to the purchasers in this offering certificates in such denominations and registered in such names as required to permit prompt delivery to each purchaser.

(c) Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the Act) may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

(d)	The  undersigned  Registrant  hereby  undertakes  that:

(1)	For purposes of determining any liability under the Securities Act, the information omitted from the form of prospectus filed as part of this registration statement in reliance upon Rule 430A and contained in a form \of prospectus filed by the Registrant pursuant to Rule 424(b)(1), or (4) or 497(h) under the Securities Act shall be deemed to be part of the registration statement as of the time it was declared effective.

(2) For the purpose of determining any liability under the Securities Act, each post-effective amendment that contains a form of prospectus shall be deemed to be a new registration statement relating to the securities offered therein, and the offering of such securities at that time shall be deemed to be the initial bona fide offering thereof.

                              SIGNATURES
                              ===========

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form SB-2 and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, Province of British Columbia, Canada, on January 12, 2002.

                         NATALMA  INDUSTRIES, INC.
                     /s/ Derick Sinclair, President and
                         Chairman of the Board