Form 10QSB/A
period 2001-06-30
NATALMA INDUSTRIES INC
filed 2002-01-22
CIK 1077915

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of our common stock issued and outstanding as of June 30, 2001 was 11,500,000. The Post-Effective Amendment to our Form SB-2 Registration Statement, filed on January
21, 2002, and all exhibits thereto, which can be found in our original Form SB-2 Registration Statement, filed on May 27, 1999, under SEC File No. 333-79405 are incorporated herein by reference.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended ; and in our report dated February 17, 2001, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 3001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                        /s/ Clyde Bailey P.C.


San Antonio, Texas
September 5, 2001

                    NATALMA INDUSTRIES, INC.
            (An Exploration Stage Enterprise)
                        Balance Sheet
                      Unaudited
                         A S S E T S
                         -----------
                                   June 30    December 31
                                     2001        2000
                                   -------    ----------
Current Assets
--------------
Cash                              $ 3,289      $  5,890
                                  -------      --------
Total Current Assets                3,289         5,890

Total Assets                   $ 3,289      $  5,890
                                  =======       =======

              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------

Officer Advances                    3,500             -
                                  -------       -------
Total Current Liabilities           3,500             -
                                  -------       -------
Total Liabilities                   3,500             -

Commitments and Contingencies           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,500        11,500
25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-In-Capital         53,930        53,930
Accumulated Deficit during the
Exploration Period      (65,641)      (59,540)
                                  -------       -------
Total Stockholders' Equity
Deficit)                          (211)        5,890
                                  -------       -------
Total Liabilities and
Shareholders' Equity             3,289         5,890
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.


                  NATALMA INDUSTRIES, INC.
           (An Exploration Stage Enterprise)
                Statement of Operations
                      (Unaudited)

                              ----------------------------
                              Three Months    Six Months   From 7/8/98
                                Ended          Ended            Initial
                               June 30        June 30         to June 30
                             -------------   ------------         2001
                              2001    2000   2001    2000
                             =============   ============     ===========
Revenues:
---------
Revenues                          -       -       -       -        -
                               -----  ------    ------  ----     ------

Total Revenues                $   -   $   -     $ -     $ -      $ -
Expenses:
---------
Professional fees                450     470     3,300    470      3,950
Option to Purchase
   Mineral Property               -       -       -       -       55,500
Operating Expenses               150     706     2,801  1,559      6,191
                               -----  ------    ------  -----     ------
Total Expenses                600   1,176     6,101  2,029     65,641
Net Income before Taxes      (600) (1,176)   (6,101)(2,029)   (65,641)

Provision for Income Taxes:
---------------------------
Income Tax Benefit               -       -        -       -        -
Net Income (Loss)            (600) (1,176)   (6,101)(2,029)   (65,641)
                               ======  ======   ======  =====     ======
Basic and Diluted
Earnings Per Common Share      (0.00)  (0.00)    (0.00) (0.00)  (0.01)
                               ------  ------   ------   ----     ------
Weighted Average number of
Common Shares used in per
share calculations (millions)  11,500  11,500   11,500   11,500   11,500
                               ======  ======   ======   ======   ======



The accompanying notes are integral part of the consolidated financial statements.


                  NATALMA INDUSTRIES, INC.
           (An Exploration Stage Enterprise)
              Statement of Stockholders' Equity
                   As of June 30, 2001
                       (Unaudited)

                                                     Stock-
                       $0.001   Paid-In Accumulated holders'
               Shares Par Value Capital   Deficit    Equity
              ------- --------- ------- ----------- -------

 Balance,
July 9,1998     -         -        -        -          -

Issuance
of common
stock       3,000,000    3,000     -        -         3,000

Net Income
(Loss)                                                 (616)
            -----------------------------------------------
Balance,
December
31, 1998    3,000,000    3,000     -                 2,384

Issuance
of common
stock       8,500,000    8,500   72,000       -     80,500

Expenses
for stock
offering        -          -    (18,070)      -    (18,070)

Net Income
(Loss)          -          -       -   (57,849) (57,849)
          ------------------------------------------------
Balance,
December
31, 1999   11,500,000   11,500  53,930 (57,849)   7,581

Net Income
(Loss)          -          -       -    (1,691)  (1,691)
          ================================================
Balance,
December 31,
2000       11,500,000  11,500   53,930 (59,540)   5,890

Net Income
(Loss)         -           -       -    (6,101)  (6,101)
           -----------------------------------------------
Balance,
June 30,
2001       11,500,000 11,500    53,930 (65,641)    (211)
           ========== ======    ======    ======    ======

 The accompanying notes are integral part of the consolidated financial statements.

                  NATALMA INDUSTRIES, INC.
            (An Exploration Stage Enterprise)
                  Statement of Cash Flows
                       (Unaudited)
                        -----------------------------
                          For the Six Months Ended
                                   June 30
                         -----------------------------
                            2001              2000
                         ---------          ---------
Cash Flows from
Operating Activities:
--------------------
Net Income (Loss)         $   (6,101)         $  (2,029)
Adjustments to reconcile
net loss to net cash
provided (used) TO
operating activities:
Stock Issued for Services
   and Mineral Option                 -                  -
   Increase (Decrease) in
   Accounts Payable                   -             (1,067)
                             -----------         -----------
Total Adjustments         $        -          $  (1,067)
                             -----------         -----------
Net Cash Used in
Operating Activities         $   (6,101)         $   (3,096)
Cash Flows from
Investing Activities:
---------------------
Purchase of Mineral
Properties                           -                     -
                             -----------         -----------
Net Cash Used in
Investing Activities         $       -           $         -
                             -----------         -----------
Cash Flows from
Financing Activities:
--------------------
Stockholder Advance               3,500                    -
Proceeds from
Issuance of Stock                     -                    -
Costs Incurred to
Raise Capital                         -                    -
                             -----------         -----------
Net Cash Provided for
Financing Activities         $    3,500          $         -
                             -----------         -----------
Net Increase (Decrease)
in Cash                      $   (2,601)         $    (3,096)
Cash Balance, Begin
Period                            5,890               10,158
                             ----------          -----------
Cash Balance,
End Period                   $    3,289          $     7,062
                             ==========           =========

The accompanying notes are integral part of the consolidated financial statements.

            NATALMA INDUSTRIES, INC.
       Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
NATURE OF BUSINESS
------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share with 11,500,000 common shares issued and outstanding as of December
31, 2000 and June 30,2001.

Fixed Assets
------------
The Company has no fixed assets at this time.

 Exploration Stage Enterprise
-------------------------------
The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

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

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an
Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all Minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002. The Option to Purchase Agreement was expensed in March 1999.

Note 5 - RELATED PARTY
----------------------
The Company has significant related party transactions and/or relationships with the principal officer and shareholder, Derick
Sinclair, in the form of the initial stock issuance for services.

During the quarter ended June 30, 2001, the Company's principal officer, Derick Sinclair, advanced the Company $3,500 to fund the initial operating expenses of the Company. The note will be repaid as funds are available and does not contain an interest provision.

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

Note 7 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raise substantial doubt about its ability to continue as a going concern. The stockholders/ officers and/or directors have committed to advancing operating costs of the Company interest free.

Note 8 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
-----------------
We expect our current cash in the bank, plus the proceeds from the sale of additional shares of our common stock, as registered with the Securities and Exchange Commission on Form SB-2 and declared effective in April, 2000, to satisfy our cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

For the period from inception to the six months ended
June 30, 2001, we have not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, we do not intend to purchase any significant property or equipment. Please see the "Use of Proceeds" section of the most recent Post-Effective Amendment to our Form SB-2 Registration Statement filed on December 10, 2001, SEC File No. 333-79405 and incorporated herein by reference for the intended use of the proceeds to be received from the sale of our equity securities under the offering. As of the date of this filing, no shares have yet been sold.

Results of Operations
---------------------
For the six months ended June 30, 2001, we had no revenues and incurred a net operating loss of $600, all of which comprised general and administrative expenses.

We are wholly dependent on receipt of the proceeds we expect to generate from the sale of our equity securities to continue as a going concern.

               PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, required to be filed herein, are incorporated by reference to our Form SB-2 Registration Statement, originally filed with the Commission on May 27, 1999, under SEC File No. 333-79405 :

Exhibit No.          Description
----------           -----------
3(i)                 Articles of Incorporation
3(ii)                Bylaws
10.1                 Option to Purchase Agreement
10.2                 Assignment of Option to Purchase Agreement
10.3                 Addendum to Option to Purchase Agreement

B) There were no reports on Form 8-K filed during the quarter.

                    SIGNATURES
                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           NATALMA INDUSTRIES, INC.

Dated: January 12, 2002    By:/s/ Derick Sinclair,
                           President, Secretary, Treasurer and Director

Dated: January 12, 2002   By:/s/ Rex Pegg, Vice President