Form 10QSB/A
period 2001-09-30
NATALMA INDUSTRIES INC
filed 2002-01-22
CIK 1077915

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of our common stock issued and outstanding as of September 30, 2001 was 11,500,000. The Post-Effective
Amendment to our Form SB-2 and all exhibits thereto, filed on
 January 21, 2002, under SEC File Number 333-79405, are incorporated herein by reference.

                             PART 1

Item 1. Financial Statements


The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, but were reviewed by Clyde Bailey, P.C., our independent certified public accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of our management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in our Form 10KSB/A for the year ended December 31, 2000, filed on January 21, 2001 under SEC File No. 333-79405.

                     REPORT OF INDEPENDENT ACCOUNTANT



To the Board of Directors
Natalma Industries, Inc.
(a Nevada corporation)


We have made a review of the balance sheet of Natalma Industries, Inc. as of September 30, 2001, and the related statements of operations for the three and nine months period ended
September 30, 2001 and 2000 and the statement of cash flows for the nine months ended September 30, 2001 and 2000, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated February 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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
                                  =======       =======

                      L I A B I L I T I E S
                      ---------------------
Current Liabilities
-------------------
Accounts payable                  $     -       $     -
Officer Advances                    3,500             -
                                  -------       -------
Total Current Liabilities           3,500             -
                                  -------       -------
Total Liabilities                   3,500             -

Commitments and Contingencies           -             -

              S T O C K H O L D E R S' E Q U I T Y
               ------------------------------------
Common Stock                       11,500        11,500
25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-In-Capital         53,930        53,930
Accumulated Deficit during the
Exploration Period            (65,791)      (59,540)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                         (361)        5,890
                                  -------       -------
Total Liabilities and
Shareholders' Equity             3,139         5,890
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.

                  NATALMA INDUSTRIES, INC.
        (An Exploration Stage Enterprise)
            Statements of Operations (Unaudited)
           ------------------------------------
                                 Three Months    Nine Months   From 7/9/98
                                     Ended           Ended      (Initial)
                                  September 30    September 30 to Sept. 30
                                -------------   --------------    2001
                                2001     2000   2001     2000  ===========
                                =============   ==============
Revenues:
---------
Revenues                          -       -       -       -          -
                               -----  ------    ------  ------  --------
Total Revenues                $   -   $   -     $ -     $ -      $   -
Expenses:
---------
Professional fees                 -       -      3,300     470   $   3,950
Option to Purchase
   Mineral Property               -       -       -        -        55,500


Operating Expenses               150      470    2,951   2,029       6,341
                               -----   ------    ------  ------    --------
Total Expenses                150      470    6,251   2,499      65,791
Net Income before Taxes      (150)    (470)  (6,251)  2,499     (65,791)
Provision for Income Taxes:
---------------------------
Income Tax Benefit               -       -        -       -             -
Net Income (Loss)            (150)    (470)  (6,251)  2,499     (65,791)
                               ======  ======   ======  ======     =======
Basic and Diluted
Earnings Per Common Share       -nil    -nil      -nil    -nil    (0.01)
                               ------  ------   ------   ------    --------
Weighted Average number of
Common Shares used in per
share calculations (millions)  11,500  11,500   11,500   11,500     11,500
                               ======  ======   ======   ======    ========



The accompanying notes are integral part of the consolidated financial statements.

       <CAPTION
                  NATALMA INDUSTRIES, INC.
           (An Exploration Stage Enterprise)
         Statement of Stockholders' Equity As of
                September 30, 2000 (Unaudited)
                                                     Stock-
                       $0.001   Paid-In Accumulated holders'
               Shares Par Value Capital   Deficit    Equity
              ------- --------- ------- ----------- -------
Balance
July 9,
1998             -          -        -         -          -

Issuance
of common
stock       3,000,000    3,000        -         -      3,000

Net Income
(Loss)                                                  (616)
           -------------------------------------------------
Balance
December
31, 1998    3,000,000    3,000        -         -      2,384

Issuance
of common
stock       8,500,000    8,500   72,000         -     80,500

Expenses
for stock
offering            -        -  (18,070)        -    (18,070)

Net Income
(Loss)                                 (57,849)   (57,849)
           --------------------------------------------------
Balance
December
31, 1999   11,500,000   11,500   53,930 (57,849)     7,581

Net Income
(Loss)            -          -       -  (1,691)    (1,691)
            ========= ======== =========   =======    ======
Balance,
December 31,
2000       11,500,000   11,500   53,930 (59,540)     5,890

Net Income
(Loss)                                 ( 6,251)   (6,251)
           -------------------------------------------------
Balance,
Sept. 30,
2001       11,500,000  11,500    53,930 (65,791)     (361)
           =================================================

The accompanying notes are integral part of the consolidated financial statements.
                               6

                           NATALMA INDUSTRIES, INC.
                  (An Exploration Stage Enterprise)


                          Statement of Cash Flows
                          -----------------------
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

                     NATALMA INDUSTRIES, INC.
                       Notes to Financial Statements

Note 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-NATURE OF BUSINESS
--------------------------------------------------------------------
Organization -
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share with 11,500,000 common shares issued and outstanding as of December 31, 2000 and September 30, 2001.

Fixed Assets -
The Company has no fixed assets at this time.

 Exploration Stage Enterprise
The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced and, accordingly, no revenue has been derived during the organizational period.

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

Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amount were actually paid for either interest or income taxes during the periods ended December 31, 2000 and September
30, 2001.


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

Note 6 - ORGANIZATION COSTS
---------------------------
The Company has incurred legal, accounting and other formation costs. During the year ended December 31, 1999, these costs were charged to operations in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5. During the year ended December 31, 1998, the Company also incurred $12,885 in expenses related to an offering of shares of its common stock. At December 31, 1999 these costs
were included in organization.             11
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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
-----------------
We expect our current cash in the bank, plus the proceeds from the sale of additional shares of our common stock, as registered with the Securities and Exchange Commission on Form SB-2 in March, 2000; declared effective in April,
2000; and recently updated by the filing of a Post-Effective Amendment under SEC File No. 333-79405 with current financial information, to satisfy our cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

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

Results of Operations
---------------------
For the nine months ended September 30, 2001, we had no revenues and incurred net operating losses of $150.

We are wholly dependent on receipt of the proceeds we expect to generate from the sale of our equity securities to continue as a going concern.


                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on May 27, 1999, under SEC File Number 333-79405:

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