Form 10KSB/A
period 2000-12-31
NATALMA INDUSTRIES INC
filed 2002-02-13
CIK 1077915

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                    FORM 10-KSB/A
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

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

Registrant's Form SB-2/A and all exhibits thereto, and Forms
10QSB for the quarters ended March 32, 2000, June 30, 2000 and
September 30, 2000, filed under SEC File Number 333-79405 are incorporated herein by reference.

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

On March 10, 1999, Registrant closed a public offering of 8,000,000 shares of our common stock, at a price of $.01 per share, under Regulation D, Rule 504, made effective in the State of New York on January 13, 1999 and raised a total of $80,000. Registrant also filed a registration statement with the U.S. Securities and Exchange Commission seeking authorization to sell a total of 350,000 shares of its common stock, at an offering price of $1.00 per share, to raise a total of $350,000. The registration was made effective by the SEC in April, 2000; however, the offering period expired before Registrant sold the shares and a Post-Effective Amendment was recently filed requesting renewal of the offering period.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from Registrant's audited Financial Statements. The information set forth below should be read in conjunction with Registrant's
Financial Statements and related Notes included elsewhere in this report.

Year Ended December 31, 2000
----------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                           0
Net income (loss)                            $ (1,691)
Basic income (loss) per share                    (.00)
Weighted average shares outstanding           11,500,000


BALANCE SHEET DATA:
Cash and cash equivalents                      $   5,890
                                               ---------
Total assets                                $   5,890
Long-term debt                                         0
Stockholders' equity                        $   5,890

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has not yet commenced full business operations or realized any revenues.

Registrant had a net loss of $1,691 at December 31, 2000.

General and administrative expenses at December 31, 2000 were $1,691, consisting of professional fees in the amount of $650; operating expenses in the amount of $1,041;

Liquidity and Capital Resources
-------------------------------
At December 31, 2000, Registrant's primary sources of liquidity included cash and cash equivalents of $5,890, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

In order to continue its business operations and implement its proposed exploration and development programs, Registrant is wholly dependent upon receipt of the proceeds from the sale of additional shares of its equity securities, as disclosed in the Post-Effective Amendment to its Form SB-2 Registration Statement filed with the Securities and Exchange Commission under SEC
File Number 333-79405 . Registrant believes that receipt of the proceeds from the sale of the shares described in the registration statement will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to strictly adhere to the capital expenditure projections in the registration statement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Registrant's financial statement for the years ended December
31, 2000 and 1999, prepared and audited by Clyde Bailey, P.C., independent chartered accountant is included herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES. None.

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

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
1-410 Mahon Ave.                         Exploration
N. Vancouver, B.C.
Canada V7M 2R5

The persons named above have  held their offices/positions
since inception of our Company and are expected to hold their offices/positions until the next annual meeting of our stockholders.
                                 5
Background of Officers and Directors
------------------------------------
Derick Sinclair has been the President, Secretary, Treasurer and Chairman of the Board of Directors of our Company since inception. Since March 1997, he has also been the President of Cosmah Industries, Inc., a privately-held exploratory mining company in Vancouver, Canada. Since March, 1996, he has also been the Chief Financial Officer and Vice President for Westel Telecommunications/RSL COM Canada, Inc. in Vancouver, B.C. From December, 1992 to March, 1996, he was Director of Fleet Management for BC Rail, Ltd., a freight train service in Vancouver, B.C., Canada. He received a Bachelors Degree in Commerce from the University of Windsor, Canada in 1982 and became a member of the Institute of Chartered Accounts of British Columbia in 1985. Mr. Sinclair devotes his time as required to our business.

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

ITEM 11. EXECUTIVE  COMPENSATION
Neither of our officers or the director have been compensated for their services and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.
The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

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
Canada V7G 2P1
-----------------
                                  6

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
There have been no actual or proposed transactions to which Registrant was or is to be a party to in which any Director, Executive Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the years ended
        December 31, 2000 and 1999 are included herein.

(b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31,2000.

 The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form SB-2 Registration Statement, filed on May 27, 1999, under SEC File Number 333-79405.


Exhibit Number        Description
--------------        -----------
3(i) *                Articles of Incorporation and amendments
3(ii)*                Bylaws
23                    Consent of Accountant


                        Natalma Industries, Inc.

                      Audited Financial Statements

                       December 31, 2000 and 1999








                             Clyde Bailey, P.C.
                        Certified Public Accountant
                         10924 Vance Jackson #404
                         San Antonio, Texas 78230






















                                       8
Clyde Bailey, P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)                 Member:
(888) 699-1287                       American Institute of CPA's
(210) 691-2911(fax)                  Texas Society of CPA's

Board of Directors - Natalma Industries, Inc.

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

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in Note 8 in the notes to financial statements.

/s/  Clyde Bailey P.C.
San Antonio, Texas
February 17, 2001
                               9

                         NATALMA  INDUSTRIES,  INC.
                  (An Exploration Stage Enterprise)
                              BALANCE  SHEET
                     As of December 31, 2000 and 1999

                                           2000         1999
                                           ----         ----
                             ASSETS
Current Assets
--------------
   Cash. . . . . . . . . . . . . . .$    5,890       $ 10,158
                                    ----------       ---------
Total Current Assets . . . . . . . .     5,890         10,158
                                    ----------       ---------
Total Assets . . . . . . . . . .      5,890         10,158
                                    ==========       =========
LIABILITIES
Current  Liabilities
--------------------
Accounts Payable . . . . . . . . . .         -           2,577
Officer Advances . . . . . . . . . .         -               -
                                    ----------       ---------
Total Current Liabilities. . . . . .         -           2,577
                                    ----------       ---------
Total Liabilities                            -           2,577
Commitments and Contingencies                -               -

STOCKHOLDERS EQUITY

Common Stock                           11,500         11,500

25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-in-Capital . . . . . . 53,930         53,930
Accumulated Deficit during the
Development Period . .. . . . . .  (59,540)       (57,849)
                                     --------         --------
Total Stockholders' Equity (Deficit) 5,890          7,581
                                     --------         --------
Total liabilities and
stockholders' equity . . . . . . . $  5,890        $ 10,158
                                     ========         ========

The accompanying notes are integral part of the consolidated financial statements.


                             NATALMA  INDUSTRIES,  INC.
                   (An Exploration Stage Enterprise)
                               Statement of Operations
                               -----------------------

                            ------------------ From 7/8/98
                            For the Years Ended    (Initial)
                               December 31             to
                               2000	   1999        12/31/00
                            ------------------     -----------
Revenues
Revenue . . . . .  . . .   $    -    $     -       $   -

Expenses
Professional Fees.  . . . .    650         -         650
Operating expenses  . . . .  1,041     2,349       3,390
Option to Purchase
   Mineral Property .  . .      -     55,500      55,500
                           -------   -------      ------
Total Expenses .  . . .   1,691    57,849      59,540
Net Income before
  Taxes. . . . . . . .   (1,691)  (57,849)    (59,540)

Provision for Income Taxes
Income Tax Benefit . . . .      -         -        -
Net Income (Loss)  . .   (1,691)  (57,849)    (59,540)

Basic and Diluted Earnings
 Per Common Share .  . . .$ (0.00)  (0.01)     $(0.01)
                          -------  --------      ------
Weighted Average number
of Common Shares used in
per share calculations    11,500,000 11,500,000 11,500,000
                          ========== ========== ==========


The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA  INDUSTRIES,  INC.
                    (An Exploration Stage Enterprise)
                      Statement of Stockholders' Equity
                          As at December 31, 2000


                    $0.001    Paid-in  Accumulated Stockholders'
          Shares   Par Value   Capital   Deficit       Equity
-----------------------------------------------------------------
Balance
July 9,
1998           -         -       -            -           -

Issuance
of common
stock       3,000,000  3,000     -            -          3,000

Net Income
(Loss)                                     -           -
            -----------------------------------------------------
Balance
December
31, 1999    3,000,000  3,000      -        -         3,000

Issuance
of Common
Stock       8,500,000  8,500       72,000     -        80,500

Expenses
for stock
offering           -      -       (18,070)    -       (18,070)

Net Income
(Loss)                                 (57,849)   (57,849)

================================================================
Balance at
December
31, 1999  11,500,000  11,500     53,930 (57,849)   (7,581)
          ------------------------------------------------------
Net Income
(Loss)                                 (1,691)    (1,691)
          ------------------------------------------------------
Balance at
December
31, 2000  11,500,000  11,500     53,930 (59,540)   5,890
          ======================================================

The accompanying notes are integral part of the consolidated financial statements.

                                NATALMA  INDUSTRIES, INC.
                      (An Exploration Stage Enterprise)
                                Statement of Cash Flows

                         --------------------- From 7/8/98
                           For the Years Ended     (Initial)
                              December 31            to
                         ---------------------    12/31/00
                            2000        1999     ------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss) . . $ (1,691)  $  (57,849)  $ (59,540)

Changes in operating
assets and liabilities:
  Organizational costs
  expensed under SOP 98-5     -         125          -
Stock Issued for
  Services and Mineral
  Option                      -         500         3,500
Increase(Decrease) in
Accounts Payable          (2,577)  2,577      -
                        ---------   ---------    --------
Total Adjustments   $  (2,577)  $  3,202     $   3,500
                        ---------   ---------    --------
Net cash Used in
Operating Activities   $  (4,268) (54,647)    $ (56,040)
                       ---------   ---------    ---------
Cash Flows from
Investing Activities
--------------------
Purchase of Mineral
Properties                   -       -             -
                       ---------   ---------    --------
Net Cash Used in
Investing Activities         -       -             -
                       ---------  ----------    --------
Cash Flows from
Financing Activities
--------------------
Payments on stockholder
    Advance                  -   (14,500)      -
Proceeds from issuance
of stock                     -    80,000       80,000
Costs incurred to raise
capital                      -    (5,185) (18,070)
                       ---------   ---------    ---------
Net Cash Provided by
Financing Activities   $     -    60,315    $  61,930
                       ---------   ---------    ---------
Net Increase (Decrease)
in Cash                $ (4,268)   5,668    5,890

Cash Balance, Begin
Period                   10,158       4,490          -
                       ---------   ---------    ---------
Cash Balance, End
Period                $   5,890 $ 10,158 $ 5,890
                      =========   =========    =========
Supplemental
Disclosures:
  Cash Paid for
    Interest          $       -    $     -      $    -
  Cash Paid for
    income taxes      $       -    $     -      $    -
Stock Issued for Option
  to Purchase                    500,000     500,000
Stock Issued for
   Services                       3,000,000   3,000,000

     The accompanying notes are integral part of the consolidated financial statements.

                             NATALMA INDUSTRIES, INC.
                          Notes to Financial Statements

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Exploration Stage Enterprise
The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7 and Industry Guide 7 of the SEC Industry Guides. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

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

Note 4 - MINERAL PROPERTIES

On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 U.S. in cash. On May 11, 1999 the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter returns on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002. The Company has expensed the cost of the option when the payments were paid in March 16, 1999.

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

Note 6 - RELATED PARTIES

During 1999, the Company paid the major shareholder a total of $14,500, which had been advanced previously to the Company.

Note 7 - INCOME TAXES

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

	  		    2000	    1999
Current			   $ -0-	    $-0-
Deferred		     -0-	     -0-
                          ------------   ------------
Total provisions for
income taxes		   $ -0- 	   $-0-
                           ===========     ==========

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

 			                2000      1999
Net operating loss carryforward      $   575	$ 799
		Valuation allowance	(575)    (799)
                                     --------   -------
Total provisions for income taxes    $	 -0-	$  -0-
                                      =======   =======

The net operating loss carryforward will expire if not applied by 2020.

Note 8 - GOING CONCERN
The Company's financial statements are prepared using generally Accepted accounting principles applicable to a going concern, which contemplates the realizations of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern that raise substantial doubt about the Company's ability to continue as a going concern . The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free.

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



                              NATALMA INDUSTRIES, INC., Registrant

Dated:  January 12, 2002      By:/s/ Derick Sinclair
                              President, Secretary, Treasurer
                              and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Derick Sinclair, President, Secretary, Treasurer and
        Director

Date: January 12, 2002


By: /s/ Rex Pegg, Vice President

Date: January 12, 2002