Form 10QSB/A
period 2001-09-30
NATALMA INDUSTRIES INC
filed 2002-02-13
CIK 1077915

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of our common stock issued and outstanding as of September 30, 2001 was 11,500,000. The Post-Effective
Amendment to our Form SB-2 and all exhibits thereto, filed on January 22, 2002, under SEC File Number 333-79405, are incorporated herein by reference.

                             PART 1

Item 1. Financial Statements


The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, but were reviewed by Clyde Bailey, P.C., our independent certified public accountant. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of our management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes included in our most recent Form 10KSB/A for the year ended December 31, 2000, filed under SEC File No. 333-79405.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated February 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 , is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

                           NATALMA INDUSTRIES, INC.

Dated: February 11, 2002    By:/s/ Derick Sinclair, President,
                           Secretary, Treasurer and Director

Dated: February 11, 2002    By:/s/ Rex Pegg, Vice President