Form 10KSB
period 2001-12-31
NATALMA INDUSTRIES INC
filed 2002-04-09
CIK 1077915

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

               FOR THE YEAR ENDED DECEMBER 31, 2001
                Commission File Number 333-79405

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the registrant's common stock as of December 31, 2001 was 11,500,000.

Registrant had no revenues for its year ended December 31, 2001.

Registrant's Form SB-2/A and all exhibits thereto, filed under SEC File Number 333-79405 are incorporated herein by reference.

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

As of December 31, 2001, Registrant had no employees other than its officers and directors, none of which are represented by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant does not currently own or lease any property other than the rights to exploration and development of the mining claims in Canada and its proprietary data.

Registrant's administrative office is located at 1550 Ostler Court, N. Vancouver, British Columbia, Canada V7G 2P1, telephone
(604) 929-6437, the home of its President, Derick Sinclair, which it uses on a rent-free basis and its registered statutory office is located at 1161 Ambassador Drive, Reno, Nevada 89523.

ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

Year Ended December 31, 2001
----------------------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                           0
Net income (loss)                               $ (9,690)
Basic income (loss) per share                       (.00)
Weighted average shares outstanding           11,500,000


BALANCE SHEET DATA:
Cash and cash equivalents                      $     400
                                               ---------
Total assets                                   $     400
Long-term debt                                         0
Stockholders' equity                           $  (3,800)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has not yet commenced full business operations or realized any revenues.

Registrant had a net loss of $9,690 at December 31, 2001.

General and administrative expenses at December 31, 2001 were $9,690 consisting of professional fees in the amount of $5,052 and operating expenses in the amount of $4,638.

Liquidity and Capital Resources
-------------------------------
At December 31, 20001 Registrant's primary sources of liquidity included cash and cash equivalents of $400, which was the balance of proceeds raised in Registrant's initial public offering conducted in the State of Nevada, pursuant to Rule 504 of Regulation D.

In order to continue its business operations and implement its proposed exploration and development programs, Registrant is wholly dependent upon receipt of the proceeds from the sale of additional shares of its equity securities, as disclosed in the Post-Effective Amendment to its Form SB-2 Registration Statement filed with the Securities and Exchange Commission under SEC
File Number 333-79405. Registrant believes that receipt of the proceeds from the sale of the shares described in the registration statement will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to strictly adhere to the capital expenditure projections in the registration statement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Registrant's financial statement for the years ended December
31, 2001 and 2000, prepared and audited by Clyde Bailey, P.C., independent chartered accountant is included herein.

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

                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the years ended
        December 31, 2001 and 2000 are included herein.

(b) No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 2001.

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

                          December 31, 2001 and 2000








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

Board of Directors - Natalma Industries, Inc.

                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Natalma Industries, Inc. (Company) as of December 31, 2000 and 1999 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year then ended December 31, 2001 and 2000 and from July 9, 1998 (Initial) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations for the years then ended December 31, 2001 and 2000 and from July 9, 1998 (Initial) to December 31, 2001 in conformity with years then ended in conformity with generally accepted accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in Note 8 in the notes to financial statements.

/s/  Clyde Bailey P.C.
San Antonio, Texas
January 14, 2002
                               9

                         NATALMA  INDUSTRIES,  INC.
                     (An Exploration Stage Enterprise)
                              BALANCE  SHEET
                     As of December 31, 2001 and 2000

                                           2001         2000
                                           ----         ----
                             ASSETS
Current Assets
--------------
   Cash. . . . . . . . . . . . . . .$      400       $  5,890
                                    ----------       ---------
Total Current Assets . . . . . . . .       400          5,890
                                    ----------       ---------
Total Assets . . . . . . . . . . . .       400          5,890
                                    ==========       =========
LIABILITIES
Current  Liabilities
--------------------
Accounts Payable . . . . . . . . . .         -             -
Officer Advances . . . . . . . . . .     4,200             -
                                    ----------       ---------
Total Current Liabilities. . . . . .     4,200             -
                                    ----------       ---------
Total Liabilities                        4,200             -

Commitments and Contingencies                -             -

STOCKHOLDERS EQUITY

Common Stock                           11,500         11,500

25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-in-Capital . . . . . . 53,930         53,930
Accumulated Deficit during the
Development Period . .. . . . . .  . .(69,230)       (59,540)
                                     --------        --------
Total Stockholders' Equity (Deficit) . (3,800)         5,890
                                     --------        --------
Total liabilities and
stockholders' equity . . . . . . . . $    400        $ 5,890
                                     ========        ========

The accompanying notes are integral part of the consolidated financial statements.


                             NATALMA  INDUSTRIES,  INC.
                         (An Exploration Stage Enterprise)
                               Statement of Operations
                               -----------------------

                            ------------------     From 7/8/98
                            For the Years Ended     (Initial)
                               December 31             to
                               2001	  2000      12/31/01
                            ------------------     -----------
Revenues
--------
Revenue . . . . .  . . .    $    -     $     -       $   -

Expenses
--------
Professional Fees.  . . . .    5,052       650         5,702
Operating expenses  . . . .    4,638     1,041         8,028
Option to Purchase
   Mineral Property .  . .      -            -        55,500
                            --------   -------       -------
Total Expenses .  . . .  .     9,690     1,691        69,230

Net Income before
   Taxes. . . . . . . .       (9,690)   (1,691)      (69,230)

Provision for Income Taxes
Income Tax Benefit . . . .      -         -             -
Net Income (Loss)  . . . .    (9,690)   (1,691)      (69,230)

Basic and Diluted Earnings
 Per Common Share .  . . .   $ (0.00)  $ (0.00)     $  (0.01)
                             -------   -------      --------
Weighted Average number
of Common Shares used in
per share calculations    11,500,000 11,500,000   11,500,000
                          ========== ==========   ==========


The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA  INDUSTRIES,  INC.
                      (An Exploration Stage Enterprise)
                      Statement of Stockholders' Equity
                          As at December 31, 2001


                    $0.001    Paid-in  Accumulated Stockholders'
          Shares   Par Value   Capital   Deficit       Equity
-----------------------------------------------------------------
Balance
July 9,
1998           -         -       -            -           -

Issuance
of common
stock       3,000,000  3,000     -            -         3,000

Net Income
(Loss)                                        -           -
            -----------------------------------------------------
Balance
December
31, 1999    3,000,000  3,000      -           -         3,000

Issuance
of Common
Stock       8,500,000  8,500       72,000     -        80,500

Expenses
for stock
offering           -      -       (18,070)    -       (18,070)

Net Income
(Loss)                                     (57,849)   (57,849)

================================================================
Balance at
December
31, 1999  11,500,000  11,500     53,930    (57,849)     7,581
          ------------------------------------------------------
Net Income
(Loss)                                      (1,691)    (1,691)
          ------------------------------------------------------
Balance at
December
31, 2000  11,500,000  11,500     53,930    (59,540)     5,890
          ======================================================
Net Income
(Loss)                                      (9,690)    (9,690)
         ------------------------------------------------------
Balance,
December 31,
2001     11,500,000  11,500     53,930     (69,230)    (3,800)
         ======================================================

The accompanying notes are integral part of the consolidated financial statements.

                                NATALMA  INDUSTRIES, INC.
                          (An Exploration Stage Enterprise)
                                Statement of Cash Flows

                         ---------------------   From 7/8/98
                           For the Years Ended     (Initial)
                              December 31            to
                         ---------------------     12/31/01
                            2001        2000     ------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss) . . . $ (9,690)  $   (1,691)    $ (69,230)

Changes in operating
assets and liabilities:
  Organizational costs
  expensed under SOP 98-5     -           -          -
Stock Issued for Services
  and Mineral Option          -           -           3,500
Increase(Decrease) in
Accounts Payable           4,200       (2,577)        4,200
                        ---------   ---------     ---------
Total Adjustments      $   4,200    $  (2,577)    $   7,700
                        ---------   ---------     ---------
Net cash Used in
Operating Activities   $  (5,490)   $  (4,268)    $ (61,530)
                       ---------    ---------     ---------
Cash Flows from
Investing Activities
--------------------
Purchase of Mineral
Properties                   -           -             -
                       ---------    ---------     ---------
Net Cash Used in
Investing Activities         -           -             -
                       ---------   ----------     ---------
Cash Flows from
Financing Activities
--------------------
Payments on stockholder
    Advance                  -           -             -
Proceeds from issuance
of stock                     -           -           80,000
Costs incurred to raise
capital                      -           -          (18,070)
                       ---------    ---------     ---------
Net Cash Provided by
Financing Activities   $     -      $    -        $  61,930
                       ---------    ---------     ---------
Net Increase (Decrease)
in Cash                $ (5,490)    $  (4,268)          400

Cash Balance, Begin
Period                    5,890        10,158          -
                       ---------    ---------     ---------
Cash Balance, End
Period                $     400     $  5,890      $     400
                      =========     =========     =========
Supplemental
Disclosures:
  Cash Paid for
    Interest          $       -    $     -      $    -
  Cash Paid for
    income taxes      $       -    $     -      $    -
Stock Issued for Option
  to Purchase                                       500,000
Stock Issued for
   Services                                       3,000,000

     The accompanying notes are integral part of the consolidated financial statements.

                             NATALMA INDUSTRIES, INC.
                          Notes to Financial Statements

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,500,000 common shares issued and outstanding as of December 31, 2001 and 2000.

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

Fair Value of Financial Instruments
The Financial Accounting Standards Board ("FASB") Statement No.
107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2001 and 2000.

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

Note 3 - SUPPLEMENTARY OF SCHEDULE OF NONCASH ACTIVITIES

No amounts were actually paid for either interest or income taxes during the years ender December 31, 2001 and 2000.

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

Note 6 - RELATED PARTIES

During 2001, the Company paid the major shareholder a total of $4,200, which had been advanced previously to the Company.

Note 7 - INCOME TAXES

Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

	  		    2001	    2000
Current			   $ -0-	    $-0-
Deferred		     -0-	     -0-
                          ------------   ------------
Total provisions for
income taxes		   $ -0- 	   $-0-
                           ===========     ==========

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

 			                2001     2000
Net operating loss carryforward      $ 3,295	$  575
		Valuation allowance   (3,295)     (575)
                                     --------   -------
Total provisions for income taxes    $	 -0-	$  -0-
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



                              NATALMA INDUSTRIES, INC., Registrant

Dated: April 6, 2002          By:/s/ Derick Sinclair
                              President, Secretary, Treasurer
                              and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


By: /s/ Derick Sinclair, President, Secretary, Treasurer and
        Director

Date:  April 6, 2002


By: /s/ Rex Pegg, Vice President

Date:  April 6, 2002