Form 10QSB
period 2002-03-31
NATALMA INDUSTRIES INC
filed 2002-05-15
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of March 31, 2002 was 11,500,000. The Post-Effective Amendment to
Registrant's Form SB-2 and all exhibits thereto, filed under SEC
File Number 333-79405, are incorporated herein by reference.

                             PART 1

Item 1. Financial Statements
----------------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2001.

The financial statements included herein have been subjected to a limited review by Clyde Bailey P.C., independent accountant for the Company, whose report is included herein.

REPORT OF INDEPENDENT ACCOUNTANT


To the Board of Directors
Natalma Industries, Inc.
(a Nevada corporation)


We have made a review of the balance sheet of Natalma Industries, Inc. as of March 31, 2002, and the related statements of operations and cash flows for the three months period ended March 31, 2002 and 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated January 14, 2002, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Clyde Bailey P.C.
San Antonio, Texas
April 18, 2002

                   NATALMA INDUSTRIES, INC.
                       Balance Sheet
                        A S S E T S
                        -----------
                                   March 31   December 31
					       2002        2001
----        -----
                                 (Unaudited)   (Audited)
Current Assets
--------------
Cash                              $ 4,355      $    400
                                  -------      --------
Total Current Assets                4,355           400

Total Assets                      $ 4,355       $   400
                                  =======       =======

              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Accounts payable                  $   750       $     -
Officer Advances                    9,200         4,200
                                  -------       -------
Total Current Liabilities           9,950         4,200
                                  -------       -------
Total Liabilities                   9,950         4,200
Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,500        11,500
25,000,000 authorized shares,
par value $.001, 11,500,000
shares issued and outstanding
Additional Paid-In-Capital         53,930        53,930
Accumulated Deficit during the
Development Period                (71,025)      (69,230)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                          (5,595)       (3,800)
                                  -------       -------
Total Liabilities and
Shareholders' Equity                4,355           400
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
         Statement of Operations (Unaudited)
        ------------------------------------
 For the Three Months
         Ended
  March 31      March 31
----------------------------
                                  2002          2001
                             ==============  =============
Revenues:
---------
Revenues                            -                -
                               -------          --------
Total Revenues                 $    -           $    -

Expenses:
---------
Professional fees                1,518           5,052
Operating Expenses                 277           4,638
                               -------          -------
Total Expenses                   1,795           9,690

Net Income before Taxes       $ (1,795)        $(9,690)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                  -               -
Net Income (Loss)             $ (1,795)        $(9,690)

                              =========        ========
Basic and Diluted
Earnings Per Common Share           -          (0.0008)
                              ---------        --------
Weighted Average number of
Common Shares used in per
share calculations           11,500,000       11,500,000
                             ==========       ==========

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
       Statement of Stockholders' Equity As of
              March 31, 2002 (Unaudited)

                                                    Stock-
                      $0.001  Paid-In  Accumulated  holders
            Shares  Par Value Capital   Deficit     Equity
            ------  --------- -------  -----------  -------
Balance,
January 1,
2001
          11,500,000  11,500  53,930    (59,540)     5,890

Net Income
(Loss)        -         -        -       (9,690)    (9,690)
          ==========  ======  ======    =======     ======
Balance,
December
31, 2001 11,500,000   11,500  53,930    (69,230)    (3,800)
         ----------   ------  ------     ------     ------
Net Income
(Loss)                                      -           -
         ----------   ------  ------     ------     ------
Balance,
March 31
2002     11,500,000   11,500  53,930    (69,230)    (3,800)
         ==========   ======  ======     ======     ======

The accompanying notes are integral part of the consolidated financial statements.

                 NATALMA INDUSTRIES, INC.
          Statement of Cash Flows (Unaudited)

                     ------------------------------------
                         For the Three Months Ended
                                  March 31
                     ------------------------------------
                            2002             2001
                     ---------------- ---------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)          $     -       $ (9,690)
Adjustments to reconcile
net loss to net cash
provided (used) for
operating activities:

  Increase (Decrease) in
  Accounts Payable            5,750         4,200
                          ---------       --------
Total Adjustments             5,750         4,200
                          ---------       --------
Net Cash Used in
Operating Activities       $  5,750      $ (5,490)

Cash Flows from
Investing Activities:
---------------------
Purchase of Mineral Properties    -           -
                           ---------     ---------
Net Cash Used in Investing
Activities                 $      -      $    -
                           ---------     ---------
Cash Flows from
Financing Activities:
---------------------
Payments on Stockholder
Advance                           -           -
Proceeds from Issuance
of Stock                          -           -
Costs Incurred to
Raise Capital                     -           -
                          ---------       --------
Net Cash Provided for
Financing Activities      $       -      $    -
                          ---------       --------
Net Increase(Decrease)
in Cash                   $  5,750      $  (5,490)
Cash Balance, Begin Period     400          5,890
                          --------        -------
Cash Balance, End Period     6,150            400
                          ========        =======

Supplemental Disclosures:
Cash Paid for Interest    $    -         $    -
Cash Paid for income taxes     -              -
Stock Issued for Option
  to Purchase                  -              -
Stock Issued for
  Repayment of Shareholder
  Advances                     -              -

The accompanying notes are integral part of the consolidated financial statements.

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
----------------------------------------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,500,000 common shares issued and outstanding as of December 31, 2001 and March 31, 2002.

Fixed Assets
------------
The Company has no fixed assets at this time.

Exploration Stage Enterprise
----------------------------
The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7 and Industry Guide 7 of the SEC Industry Guide. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commeced, and, accordingly, no revenue has been derived during the organizational period.

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

Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amounts were actually paid for either interest or income taxes during the years ended December 31, 2001 and March 31, 2002.

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002. The Company expensed the cost of the option when the payments were paid in March 1999.

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

Note 6 - RELATED PARTIES
------------------------
During the first quarter of 2002, a major shareholder advanced the Company a total of $5,000.

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


Item 2. Management's Discussion and Analysis of financial Condition and Results of Operations

Plan of Operation
-----------------
Registrant expects the proceeds from the sale of shares of its common stock, as registered with the Securities and Exchange
Commission on Form SB-2, as amended, to satisfy its cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

During the three months ended March 31, 2002, Derick Sinclair, an officer, director and the principal shareholder of Registrant advanced a total of $5,000 to Registrant for operating expenses. The stockholders/officers and/or directors have committed to advancing operating costs of Registrant interest free.

For three months ended March 31, 2002, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment. Please see the "Use of Proceeds" section of the Post Effective Amendment to Registrant's Form SB-2/A Registration Statement, incorporated herein by reference, for the intended use of the proceeds to be received from the sale of Registrant's equity securities under the offering. As of the date of this filing, no shares have yet been sold.

Results of Operations
---------------------
For the three months ended March 31, 2002, Registrant had no revenues and incurred net operating losses of $1,795, all of which comprised general and administrative expenses.

Registrant is wholly dependent on receipt of the proceeds it expects to generate from the sale of its equity securities to continue as a going concern.

                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's original Form SB-2 registration statement, filed on May 27, 1999, under SEC File Number 333-79405:

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

                       NATALMA INDUSTRIES, INC.,
                       a Nevada corporation (Registrant)


Dated: May 14, 2002    By:/s/ Derick Sinclair, President,
                           Secretary, Treasurer and Director

Dated: May 14, 2002    By:/s/ Rex Pegg, Vice President