Form 10QSB
period 2002-06-30
NATALMA INDUSTRIES INC
filed 2002-08-14
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Exchange
Act For the transition period from ---- to -----

               Commission File Number 333-79405

                   NATALMA INDUSTRIES, INC.
   --------------------------------------------------
 (Exact name of registrant as specified in its charter)

       Nevada                            88-0409369
--------------------------            -----------------
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization      Identification No.)


1550 Ostler Court N. Vancouver, B.C., Canada    V7G 2P1
--------------------------------------------    -------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:
604) 990-2072

                          None
---------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since
Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of June 30, 2002 was 11,752,500. Registrant's Form
SB-2/A and all exhibits thereto, filed on March 17, 2000 are incorporated herein by reference.

                            PART 1

FINANCIAL INFORMATION

Item 1. Financial Information

The consolidated financial statements for Natalma Industries, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and results of operations interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended
December 31, 2001.

                 REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors
Natalma Industries, Inc.
(a Nevada corporation)

                   INDEPENDENT AUDITOR'S REPORT

We have made a review of the balance sheet of Natalma Industries, Inc. as of June 30, 2002, and the related statement of operations and cash flows for the three and six months period ended June 30, 2002 and 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial date, and making inquires of persons
responsible for financial and accounting matters.,   It is
substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operation, cash flows and changes in common shareholders' equity (deficit) for the period then ended; and in our report dated January 14, 2002, we expressed a qualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated in all material respects in relation tot he balance sheet from which it has been derived.

/s/  Clyde Bailey P.C.
San Antonio, Texas
July 3, 2002

                 NATALMA INDUSTRIES, INC.
                       Balance Sheet
                        (Unaudited)

                        A S S E T S
                        -----------
                                 ------------   ------------
                                   June 30       December 31
                                     2002           2001
                                 ------------   ------------
Current Assets
--------------
Cash                             $   255,090     $      400
                                 ------------   ------------
     Total Current Assets        $   255,090     $      400
                                 ------------   ------------

     Total Current Assets        $   255,090     $      400
                                 ============   ============

                  L I A B I L I T I E S
                  ---------------------
Current Liabilities
-------------------
Accounts payable                 $     3,454               -
Officer Advances                       9,200           4,200
                                 ------------   ------------
     Total Current Liabilities        12,654           4,200
                                 ------------   ------------
     Total Liabilities                12,654           4,200
                                 ------------   ------------
Commitments and Contingencies             -               -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                         11,753           11,500
25,000,000 authorized shares, par
value $.001, 11,752,500 shares
issued and outstanding

Additional Paid-In-Capital           306,177          53,930
Accumulated Deficit during the
Development Period                  (75,949)         (69,230)
                                 ------------     -----------
Total Stockholders'Equity(Deficit)   242,436           3,800
                                 ------------     -----------
Total Liabilities and
Shareholders' Equity             $   255,090      $      400
                                 ===========      ==========

The accompanying notes are integral part of the consolidated financial statements.

                  NATALMA INDUSTRIES, INC.
           Statement of Operations (Unaudited)

                             ------------------------------------
                             Three Months Ended  Six Months Ended
                                 June 30             June 30
                             ------------------------------------
                              2002      2001      2002      2001
                             ------------------------------------
Revenues:
---------
    Revenues                        -        -         -        -
                             ------------------------------------
      Total Revenues         $      -  $     -  $      - $      -

Expenses:
---------
    Professional Fees           4,644      600     5,962    6,101
    Operating Expenses             25                302        -
                            -------------------------------------
     Total Expenses             4,669      600     6,264    6,101

     Net Income before taxes $(4,669)  $ (600)  $(6,264) $(6,101)

Provision for Income Taxes:
---------------------------
    Income Tax Benefit             -        -         -        -
      Net Income (Loss)      $(4,669)  $ (600)  $(6,264) $(6,101)
                             ====================================
Basic and Diluted Earnings
per Common Share                 -nil     -nil     -nil     -nil
                            -------------------------------------
Weighted Average number of
Common Shares used in per
share calculations        11,752,500 11,500,000 11,668,333 11,500,000
                          ===========================================














The accompanying notes are integral part of the consolidated financial statements.

                 NATALMA INDUSTRIES, INC.
        Statement of Stockholders' Equity As of
                  June 30, 2000 (Unaudited)
                                                     Stock-
                       $0.001   Paid-In Accumulated holders
               Shares Par Value Capital   Deficit    Equity
              ------- --------- ------- ----------- -------
Balance,
July 9,1998         -        -        -         -         -
Issuance of common
stock Par
Value$0.001   3,000,000   3,000        -         -     3,000
Net Income
(Loss)                                          -         -
            -----------------------------------------------
Balance,
December 31,
1998          3,000,000   3,000        -        -     3,000
Issuance of
common stock  8,500,000   8,500   72,000        -    80,500
Expense for
stock offering       -       -  (18,070)        -  (18,070)
Net Income(Loss)     -       -        -  (57,849)  (57,849)
                 ==========================================
Balance,
December 31,
1999          11,500,000  11,500  53,930 (57,849)    7,581
             ---------------------------------------------
Net Income
(Loss)                                    (1,691)  (1,691)
             ---------------------------------------------
Balance,
December 31,
2000          11,500,000  11,500  53,930 (59,540)    5,890
              =============================================
Net Income
(Loss)                                    (9,690)  (9,690)
             ---------------------------------------------
Balance,
December 31,
2001          11,500,000   11,500  53,930  (59,540)  5,890
              ============================================
Issuance of
common stock     252,500    253   252,247       -  252,500
Net Income
(Loss)                                     (6,264)       -
             ---------------------------------------------
Balance,
June 30, 2002  11,752,500  11,753 306,177 (75,494) 248,700
             =============================================
The accompanying notes are integral part of the consolidated financial statements.

               NATALMA INDUSTRIES, INC.
               Statement of Cash Flows
                    (Unaudited)
                                  --------------------------
                                  For the Six Months Ended
                                         June 30
                                   -------------------------
                                      2002          2001
                                   -------------------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)                 $   (6,264)    $   (6,101)
Adjustments to reconcile
net loss to net cash
provided (used) for
operating activities:
  Increase (Decrease) in
  Accounts Payable                     3,454
                                  --------------------------
Total Adjustments                      3,454
                                  --------------------------
Net Cash Used in
Operating Activities              $  (2,810)      $   (6,101)
Cash Flows from
Investing Activities:
---------------------
Purchase of Mineral Properties             -                -
                                  ---------------------------
Net Cash Used in
Investing Activities              $        -       $        -
                                  ---------------------------
Cash Flows from
Financing Activities:
--------------------
Stockholder Advance                    5,000              450
Proceeds from
Issuance of Stock                    252,500                -
Costs Incurred to
Raise Capital                              -                -
                                  ---------------------------
Net Cash Provided for
Financing Activities              $  257,500        $     450
                                  ---------------------------
Net Increase (Decrease)
in Cash                           $  254,690        $ (5,651)
Cash Balance, Begin Period               400            5,890
                                  ---------------------------
Cash Balance,End Period           $  255,090        $     239
                                  ===========================
Supplemental Disclosures:
Cash Paid for interest            $        -        $       -
Cash Paid for income taxes        $        -        $       -
Stock Issued for Option to Purchase        -                -
Stock Issued for Repayment
of Shareholder                             -                -
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

Federal Income Tax
------------------
The Company will be taxed under Subchapter C of the Internal Revenue Code for its US operations. The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. "Accounting for Income which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards
(SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial
Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines perating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
During the year ended December 31, 1999, deferred offering cost of $12,885 previously included in organization costs, were charged to additional paid-in- capital in accordance with Staff Accounting Bulletin 5A. On May 11, 1999 an related third party acquired a total of 500,000 shares of the Company's common stock as partial payment for mineral properties.

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

Note 7 - INCOME TAXES
---------------------
Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                             2000	      1999
                             ----          ----
            Current          $ -0-        $ -0-
            Deferred           -0-          -0-
                             -----        -----
Total provisions for
income taxes                 $ -0-        $ -0-
                             =====        =====

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

2000	1999
                             ----          ----
Net operating loss
carryforward                $ 690         $ 799
Valuation allowance          (690)         (799)
                            -----         -----
Total provisions for
income taxes                $ -0-         $ -0-
                            =====         ======

The net operating loss carryforward will expire if not applied by 2020.

Note 8 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Plan of Operation
-----------------
Registrant expects its current cash in the bank to satisfy its cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

For the three and six months ended June 30, 2002, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment. Please see the "Use of Proceeds" section of the Form SB-2/A Registration Statement filed by Registrant and incorporated herein by reference for the intended use of the proceeds to be received from the sale of Registrant's equity securities under the offering. As of the date of this filing, a total of 252,500 shares have been sold and the offering has closed.


Results of Operations
---------------------
For the three and six months ended June 30, 2002, Registrant had no revenues and incurred net operating losses of $4,669 and 6,264, respectively, all of which comprised general and administrative expenses.


                    PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) All exhibits required to be filed herein are incorporated by reference to Registrant's Form SB-2/A, previously filed with the Commission on March 17, 2000.

B) There were no reports on Form 8-K filed during the quarter.

                         SIGNATURES
                         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           NATALMA INDUSTRIES, INC.

Dated: August 10, 2002    By:/s/ Derick Sinclair, President,
                          Secretary, Treasurer and Director

Dated: August 10, 2002    By:/s/ Rex Pegg, Vice President