Form 10QSB
period 2002-09-30
NATALMA INDUSTRIES INC
filed 2002-11-04
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 11,777,500. Registrant's Form
SB-2/A and all exhibits thereto, filed on March 17, 2000 are incorporated herein by reference.

                            PART 1

FINANCIAL INFORMATION

Item 1. Financial Information

The consolidated financial statements for Natalma Industries, Inc. (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and results of operations interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10KSB for the year ended
December 31, 2001.

             REVIEW REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors
Natalma Industries, Inc.
(a Nevada corporation)


We have made a review of the balance sheet of Natalma Industries, Inc. as of September 30, 2002, and the related statement of operations and cash flows for the three and nine months period ended September 30, 2002 and 2001, in accordance with the standards established by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial date, and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/  Clyde Bailey P.C.
San Antonio, Texas
October 22, 2002


                   NATALMA INDUSTRIES, INC.
                       Balance Sheet
                        (Unaudited)

A S S E T S
-----------
                                 ------------   ------------
                                 September 30   December 31
                                     2002           2001
                                 ------------   ------------
Current Assets
--------------
Cash                             $   241,930     $      400
                                 ------------   ------------
     Total Current Assets        $   241,930     $      400
                                 ------------   ------------

     Total Current Assets        $   241,930     $      400
                                 ============   ============

L I A B I L I T I E S
---------------------
Current Liabilities
-------------------
Accounts payable                 $     1,750               -
Officer Advances                          -            4,200
                                 ------------   ------------
     Total Current Liabilities         1,750           4,200
                                 ------------   ------------
     Total Liabilities                 1,750           4,200
                                 ------------   ------------
Commitments and Contingencies             -               -

S T O C K H O L D E R S' E Q U I T Y
------------------------------------
Common Stock                          11,778          11,500
25,000,000 authorized shares, par
value $.001, 11,777,500 shares
issued and outstanding

Additional Paid-In-Capital           331,152         53,930
Accumulated Deficit during the
Development Period                 (102,750)        (69,230)
                                 ------------     -----------
Total Stockholders'Equity(Deficit)  240,180          (3,800)
                                 ------------     -----------
Total Liabilities and
Shareholders' Equity             $   241,930      $     400
                                 ===========      ==========

The accompanying notes are integral part of the consolidated financial statements.

                  NATALMA INDUSTRIES, INC.
           Statement of Operations (Unaudited)

                             -------------------------------------
                             Three Months Ended  Nine Months Ended
                              September 30         September 30
                             -------------------------------------
                              2002      2001      2002      2001
                             -------------------------------------
Revenues:
---------
    Revenues                        -        -         -        -
                             ------------------------------------
      Total Revenues         $      -  $     -  $      - $      -

Expenses:
---------
    Professional Fees          27,156      150    32,922    6,251
    Operating Expenses            100                598        -
                            -------------------------------------
     Total Expenses            27,256      150    33,520    6,251

     Net Income before taxes (27,256)  $  (150)  (33,520) $(6,251)

Provision for Income Taxes:
---------------------------
    Income Tax Benefit             -        -         -        -
      Net Income (Loss)      (27,256)  $  (150)  (33,520) $(6,251)
                             ====================================
Basic and Diluted Earnings
per Common Share                 -nil     -nil     -nil     -nil
                            -------------------------------------
Weighted Average number of
Common Shares used in per
share calculations        11,777,500 11,500,000 11,668,333 11,500,000
                          ===========================================










The accompanying notes are integral part of the consolidated financial statements.

                     NATALMA INDUSTRIES, INC.
             Statement of Stockholders' Equity As of
                  September 30, 2000 (Unaudited)
                                                     Stock-
                       $0.001   Paid-In Accumulated holders
               Shares Par Value Capital   Deficit    Equity
              ------- --------- ------- ----------- -------
Balance,
July 9,1998         -        -        -         -         -
Issuance of common
stock Par
Value$0.001   3,000,000   3,000        -         -     3,000
Net Income
(Loss)                                          -         -
            -----------------------------------------------
Balance,
December 31,
1998          3,000,000   3,000        -        -     3,000
Issuance of
common stock  8,500,000   8,500   72,000        -    80,500
Expense for
stock offering       -       -  (18,070)        -  (18,070)
Net Income(Loss)     -       -        -  (57,849)  (57,849)
                 ==========================================
Balance,
December 31,
1999          11,500,000  11,500  53,930 (57,849)    7,581
             ---------------------------------------------
Net Income
(Loss)                                    (1,691)  (1,691)
             ---------------------------------------------
Balance,
December 31,
2000          11,500,000  11,500  53,930 (59,540)    5,890
              =============================================
Net Income
(Loss)                                    (9,690)  (9,690)
             ---------------------------------------------
Balance,
December 31,
2001          11,500,000   11,500  53,930  (69,230)(3,800)
              ============================================
Issuance of
common stock     252,500    253   252,247       -  252,500
Expenses for
stock offering    25,000     25    24,975       -   25,000
Net Income
(Loss)                                     (33,520)     -
             ---------------------------------------------
Balance,
September
30, 2002      11,777,500  11,778  331,152 (102,750) 273,700
             ==============================================

                                 6

               NATALMA INDUSTRIES, INC.
               Statement of Cash Flows
                    (Unaudited)
                                  --------------------------
                                  For the nine Months Ended
                                         September 30
                                   -------------------------
                                      2002          2001
                                   -------------------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)                 $   (33,520)    $   (6,251)
Adjustments to reconcile
net loss to net cash
provided (used) for
operating activities:
  Increase (Decrease) in
  Accounts Payable                      1,750              -
                                  --------------------------
Total Adjustments                       1,750              -
                                  --------------------------
Net Cash Used in
Operating Activities              $   (31,770)    $   (6,251)
Cash Flows from
Investing Activities:
---------------------
Purchase of Mineral Properties             -                -
                                  ---------------------------
Net Cash Used in
Investing Activities              $        -       $        -
                                  ---------------------------
Cash Flows from
Financing Activities:
--------------------
Stockholder Advance                    (4,200)          3,500
Proceeds from
Issuance of Stock                     277,500               -
Costs Incurred to
Raise Capital                              -                -
                                  ---------------------------
Net Cash Provided for
Financing Activities              $   273,300        $  3,500
                                  ---------------------------
Net Increase (Decrease)
in Cash                           $  241,530         $ (2,751)
Cash Balance, Begin Period               400            5,890
                                  ---------------------------
Cash Balance,End Period           $  241,930        $   3,139
                                  ===========================
Supplemental Disclosures:
Cash Paid for interest            $        -        $       -
Cash Paid for income taxes        $        -        $       -
Stock Issued for Option to Purchase        -                -
Stock Issued for Repayment
of Shareholder                             -                -

             NATALMA INDUSTRIES, INC.
       Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
----------------------------------------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,500,000 common shares issued and outstanding as of December 31, 2001 and 11,777,500 common shares issued and outstanding as of September 30, 2002.

Fixed Assets
------------
The Company has no fixed assets at this time.

Exploration Stage Enterprise
----------------------------
The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7 and Industry Guide 7 of the SEC Industry Guides. The Company is devoting all of its present efforts to exploring business opportunities in the natural resource area, but is not limiting its efforts to this area. Its planned principal operations have not commenced and, accordingly, no revenue has been derived during the organizational period.

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

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board (FASB) Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2001 and September 30, 2002.

Impairmant of Long-Lived Assets
-------------------------------
The Company follows SFAS No. 121, "Accounting for Impairment of Long- \Lived Assets and for Long-Lives Asset to be Disposed Of". The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewedf for impairment whenever events of changes in circumstances indicates that the carrying amount of an asset may not be recoverable.

Note 2 - COMMON STOCK
---------------------
In August 2002, the Company issued 25,000 shares in exchange for legal services valued at $25,000.

In May 2002, the company issued 252,500 shares of common stock to various investors for cash totaling $252,500.

Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amounts were actually paid for either interest or income taxes during the year ended December 31, 2001 and the nine months ended
September 30, 2002.

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002. The Company has expensed the cost of the option when the payments were paid in March 16, 1999. The Company is negotiating to extend the deadline to complete a minimum of $80,000, Canadian, exploration and development work on the properties to on or before September 30, 2003, to permit the work to be completed during the summer of 2003.

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

Note 6 - RELATED PARTIES
------------------------
During the first nine months of 2002, a major shareholder advanced the Company a total of $5,000. During September 2002, the Company repaid $9,200 of shareholder advances. At September 30, 2002, all shareholder advances had been repaid.

Note 7 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern that raise substantial doubt about the Company's ability to continue as a going concern. The stockholders/officers and/ or directors have committed to advancing operating costs to the Company interest free.

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

For the period from inception to the nine months ended September 30, 2000, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment.

Results of Operations
---------------------
For the nine months ended September 30, 2002, Registrant had no revenues and incurred net operating losses of $33,520, $32,922 of which comprised professional fees, consisting of legal and accounting expenses incurred in connection with two public offerings of Registrant's common stock and $598 in operating expenses.

                   PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk, which are required to be filed herein are incorporated by reference to Registrant's Form SB-2/A, previously filed with the Commission on March 17, 2000.

Exhibit No.         Description
-----------        ------------
* 3(i)              Articles of Incorporation
* 3(ii)             Bylaws
 99                 Sec. 906 Certification

B) There were no reports on Form 8-K filed during the quarter.

                         SIGNATURES
                         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           NATALMA INDUSTRIES, INC.

Dated: November 4, 2002    By:/s/ Derick Sinclair, President,
                           Secretary, Treasurer and Director

Dated: November 4, 2002    By:/s/ Rex Pegg, Vice President


           CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

I, Derick Sinclair, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Natalma Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Natalma Industries, Inc. as of, and for, the periods presented in this quarterly report.

4. Natalma Industries, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Natalma Industries, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Natalma Industries Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Natalma Industries Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a)	all significant deficiencies in the design or operation of
   internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	November 4, 2002      /s/ Derick Sinclair
                              ----------------------------------------
                              Chief Executive Officer and Chairman of
                              the Board of Directors