Form 10KSB
period 2002-12-31
NATALMA INDUSTRIES INC
filed 2003-03-26
CIK 1077915

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2002
        Commission File Number 333-79405

             NATALMA INDUSTRIES, INC.
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        88-0409369
 (State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

      1550 Ostler Court
   N. Vancouver, B.C., Canada                 V7G 2P1
 (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:(604) 990-2072

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2002 was 11,777,500. Registrant had no revenues for the year ended December 31, 2002.

Registrant's common stock is listed on the OTCBB under the symbol
NTAL; however, as of the date of the filing of this Annual
Report, only minimal trading has commenced.

Registrant's Form SB-2/A and all exhibits thereto, and Form 10QSB for the quarters ended March 30, 2002, June 30, 2002 and September 30, 2002 are incorporated herein by reference.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Registrant in the year 2003, under SEC File No. 333-79405.

                               PART I
                               ======
ITEM 1.  DESCRIPTION OF BUSINESS
General
--------
Natalma Industries, Inc. was incorporated in the State of Nevada on July 9, 1998 and is engaged in the acquisition and exploration of mining properties. Registrant is a relatively new company and, as such, is considered to be a junior mining company. It is common practice in the mining industry for a junior mining company to complete exploration activities on a property to determine if any minerals exist. At such time as mineralization is located, a junior mining company then attempts to recruit a major mining company, with ample cash reserves and equipment, to assist in the development of a property. As a junior mining company, Registrant intends to conduct exploration activities on our properties and, if warranted, will seek a major mining company to joint venture in any development and/or production. However, since Registrant is in the early stages of exploration activities, there is no guarantee it will locate any mineralization on its properties or, if mineralization is located in a quantity sufficient to warrant development, there is no guarantee it will be able to recruit a major mining company as a joint venture partner. In the event Registrant is unable to enter into a joint venture agreement with a major mining company to assist in the development of its properties, as a junior mining company with limited cash reserves, Registrant will likely be required to raise additional monies, either through sales of its equity securities or through loans from financial institutions or third parties, prior to commencement of any development activities on its properties.

Description of Mining Properties
--------------------------------
In December, 1998, Registrant entered into an Option to Purchase Agreement with John Martin, an unrelated third party, to acquire 100% of the rights, titles and interests in and to a total of 10 mining claims in the North Mt.Lorne Properties, Per 1-10 mineral claims, Grant No. YC08501-

YC08510, in the Whitehorse Mining District, Yukon Territory, Canada, in exchange for $55,000 U.S. in cash and 500,000 shares of Registrant's restricted common stock. On December 1, 1998, Mr. Martin obtained an option to the same claims from Mr. Costas Takkas, an unrelated third party. The terms of the options are identical except Mr. Martin received 500,000 shares of restricted common stock and $5,000 for his assignment to Registrant. On March 16, 1999, Registrant exercised its Option and acquired the mining claims. Registrant also agreed to pay a 2% net smelter return, which means 2% of the net proceeds from the sale of any minerals after deducting the costs of extracting and smelting the minerals, excluding any administrative or selling costs, to Mr. Martin, which he, in turn, must pay to Mr. Takkas, on any and all minerals located and produced on the properties. In addition, Registrant was required to complete a minimum of $80,000 Cdn. Exploration and development work on the properties on or before September 1, 1999; however, since Registrant had not yet raised the money to commence any on-site exploration work on the properties, this date was extended by an amendment to the Assignment of Option to Purchase Agreement between the parties to September 1, 2003.

The existing roads leading to the properties in the Yukon Territory are rough-graded dirt and, during rainy weather, are sometimes inaccessible or washed out. To date, Registrant has not performed any geological work on any of the claims.

Historical Background of Whitehorse Mining District
----------------------------------------------------
There is no known history of any operations on our mining claims;
however, adjacent claims have been staked and excavated.

The main rock units historically found in the area include limestone, limestone conglomerate, black siltstone and several phases of felsic to intermediate dykes cross-cutting the sedimentary stratigraphy. Elevated gold and arsenic values obtained from the mining district occur proximal to felsic dykes. Highly anomalous copper values were found in chalcopyrite/malachite samples taken from a garnet skarn outcrop in the area. Magnetic surveys have revealed linear structures, possibly magnetic dykes and/or sills, which may be associated with skarn-type mineralization and/or mesothermal gold-arsenic mineralization. Registrant does not know if there is any mineralization on the properties.

Proposed Exploration Program
----------------------------
Previous exploration work on adjacent properties since 1959 has indicated that mineral occurrences exist in the area of the properties; however, further exploration is needed to determine what amount of minerals, if any, exist on the properties and if any minerals which are found can be economically extracted and profitably processed. Registrant believes there are numerous valuable unexplored and sometimes unclaimed prospects in the Whitehorse Mining District where the properties are located.

Registrant's exploration program will be designed to economically explore, evaluate and acquire properties which, in its opinion, may merit exploration.

Registrant does not claim to have any mineralization or reserves whatsoever at this time on any of its properties; however, between 1959 and 1980, adjacent claims were staked and excavated. Research data reveals that in 1995, several rock samples were collected from claims adjacent to Registrant's claims by Kennecott Canada, Hemlo Gold Mines, Inc. and some individuals, which revealed gold mineralization in the area. Based on this data, Registrant believes there is a sufficient basis to engage in exploration activities, and anticipates finding some possible gold reserves.

Environmental Regulations
-------------------------
Environmental laws and regulations relating to public lands in Canada are expected to be tightly enforced. Registrant intends to explore and, when required, develop its properties in strict compliance with all environmental requirements applicable to the mineral processing and mining industry. Registrant will secure all the necessary permits for exploration and, if development is warranted on any property, will file final Plans of Operation prior to the commencement of any mining operations. Registrant anticipates no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No significant endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to all Canadian provincial and local legal requirements. Any portals, adits or shafts will be sealed upon abandonment of a property. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of proposed activities cannot be determined until Registrant commences operations and knows what that will involve from an environmental standpoint.

Government Regulations
-----------------------
Registrant will also be subject to all the laws, rules and regulations which govern the mineral processing and mining industry in Canada. Registrant intends to fully comply with all environmental, health and safety laws, rules, regulations and statutes.

Specifically, the proposed exploration of the property will be governed by the Yukon Quartz Mining Act. Under the Act the Governor in Council makes regulations which prescribe operating conditions governing all exploration programs. Registrant ill be required to notify the Chief of Mining Land Use of its exploration plan to ensure compliance. Registrant intends to fully determine and comply with all rules and regulations governing its operations prior to commencement of same.

Employees and Employment Agreements
-----------------------------------
At present, Registrant has no employees, other than Derick Sinclair, its President, Secretary, Treasurer and Chairman of the Board, and Rex Pegg, Vice President of Exploration, who are not presently compensated for their services and do not have employment agreements with us. Initially, Registrant intends to use the services of subcontractors for all exploration work on its properties. Registrant does not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Registrant does not own any property other than the rights to the mining claims disclosed above in Item 1. Registrant currently conducts business operations from the home of its President and Chairman of the Board, Mr. Derick Sinclair, in North Vancouver, B.C., Canada, on a rent-free basis. Once Registrant begins its exploration and development program on the mining claims, it intends to set up a remote office trailer on or near the properties to conduct all business operations.

ITEM 3.  LEGAL PROCEEDINGS

Registrant is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock was listed on the OTCBB under the symbol NTAL in December 2002; however, only minimal trading has commenced. The following table sets forth the approximate range of high and low closing prices for the common stock during the last quarter of 2002, when the stock became publicly listed. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

                                  Closing Prices
                                  --------------
                                High            Low
                                ----             ---

2002     First Quarter          $  0            $  0
         Second Quarter         $  0            $  0
         Third Quarter          $  0            $  0
         Fourth Quarter         $.0104          $.0098

At December 31, 2002 and as of the date of the filing of this annual report, there are approximately 31 equity security holders. This number does not include shareholders whose stock is held through securities position listings.

Registrant paid no dividends for the years ended December 31, 2002, 2001 and 2000. Payment of dividends is within the discretion of the Board of Directors and there are no material restrictions that limit the Company's ability to pay dividends on the Common Stock. Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has not yet commenced full business operations and, therefore, has not yet realized any revenues.

Registrant had a net loss of $34,009 at December 31, 2002, resulting in a negligible net loss per share, as compared to a net loss of $9,690 at December 31, 2001.

General and administrative expenses at December 31, 2002 were $34,009, most of which constituted legal and professional fees and expenses incurred in connection with the preparation and filing of Registrant's Form SB-2 Post-Effective Amendment registration statement with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $241,441, which was the balance of proceeds raised in Registrant's public offering during 2002.

In December 2002, Registrant closed its public offering of Common Stock, pursuant to a registration statement filed with the U.S. Securities and Exchange commission on Form SB-2. Registrant sold a total of 252,500 shares of Common Stock to various investors for cash totaling $252,247.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

Plan of Operation
-----------------
Registrant intends to begin its exploration and development program in early summer 2003, when the roads in the area leading to the mining claims are cleared and passable. Registrant is currently studying data and doing research activities on the mining claims and surrounding areas.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statements for the year ended December
31, 2002, audited by Clyde Bailey, PC, an independent Certified
Public Accountant, is included herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreements with accountants on accounting and financial disclosures during the period covered by this report.

                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

Each of Registrant's directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address            Age      Position(s)
----------------           ----      -------------
Derick Sinclair             45       President, CEO, Secretary,
1550 Ostler Court                    Treasurer, CFO and Chairman
N. Vancouver, B.C.                   of the Board
Canada V7G 2P1

Rex S. Pegg                 49       Vice President of
1-410 Mahon Ave.                     Exploration
N. Vancouver, B.C.
Canada V7M 2R5

Background of Officers and Directors
------------------------------------
Derick Sinclair has been the President, Secretary, Treasurer and Chairman of the Board of Directors of Registrant since inception.
Since March 1997, he has also been the President of Cosmah Industries, Inc., a privately-held exploratory mining company in Vancouver, Canada. Since March, 1996, he has also been the Chief Financial Officer and Vice President for Westel Telecommunications/RSL COM Canada/Naigata Communications, Inc. in Vancouver, B.C. From December, 1992 to March, 1996, he was Director of Fleet Management for BC Rail, Ltd., a freight train service in Vancouver, B.C., Canada. He received a Bachelors Degree in Commerce from the University of Windsor, Canada in 1982 and became a member of the Institute of Chartered Accounts of British Columbia in 1985. Mr. Sinclair devotes his time as required to the business.

Rex S. Pegg has been the Vice President of Exploration of Registrant since October 5, 1999. Since April 1989, he has also been an Independent Geologist/Consultant specializing in exploration of mining properties. From April 1985 to April 1989, he was an Exploration Geologist for British Petroleum-Canada. He received a Bachelor of Science Geological Engineering (Exploration Option) Degree from the University of Toronto, Ontario, Canada in 1976. Mr. Pegg will devote his time as required to the business.

ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, none of Registrant's officers or directors have been compensated for their services, either in cash or stock, and there are no plans to compensate them in the near future, unless and until Registrant begins to realize revenues and becomes profitable in its business operations. As a result, no summary compensation tables have been included herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of Registrant's directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock    Derick Sinclair           3,000,000         25%
                1550 Ostler Court
                N. Vancouver, B.C.
                Canada V7G 2P1
-------------------
All Officers and
Directors as a
Group (1 person)                          3,000,000         25%

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)     Registrant's financial statement for the year ended
        December 31, 2002 is included herein.

(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2002

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form SB-2 Registration Statement, filed on May 27, 1999, under SEC File Number 333-79405 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant


                      NATALMA INDUSTRIES, INC.





                    Audited Financial Statements
                    ----------------------------


                    December 31, 2002 and 2001













                             Clyde Bailey, P.C.
                        Certified Public Accountant
                          10924 Vance Jackson #404
                          San Antonio, Texas 78230

CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287  (210) 691-2911 (fax)

Board of Directors
Natalma Industries, Inc.

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Natalma Industries, Inc. (Company) as of December 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years then ended December 31, 2002 and 2001 and from July 9, 1998 (Initial) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, minimal revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations for the years then ended December 31, 2002 and 2001 and from July 9, 1998 ( Initial) to December 31, 2002, in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in Note 8 in the notes to financial statements.

/s/ Clyde Bailey P.C.
    San Antonio, Texas
    February 18, 2003                11

                             NATALMA INDUSTRIES, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheet
                        As of December 31, 2002 and 2001

                                   A S S E T S
                                   -----------
                                                      2002            2001
                                                  -------------   ----------

Current Assets
--------------
     Cash                                          $    241,441   $      400
                                                   ------------   ----------
          Total Current Assets                          241,441          400
                                                   ------------   ----------
          Total Assets                             $    241,441          400
                                                   ============   ==========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
     Accounts Payable                                     1,750            -
     Officer Advances                                         -        4,200
                                                    ------------  ----------
          Total Current Liabilities                       1,750        4,200
                                                    ------------  ----------
          Total Liabilities                               1,750        4,200

    Commitments and Contingencies                             -            -

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------
Common Stock                                             11,778       11,500
     25,000,000 authorized shares, par value $.001
     11,777,500 shares issued and outstanding

Additional Paid-in-Capital                              331,152       53,930
Accumulated Deficit during the exploration period      (103,239)     (69,230)
                                                   ------------   ----------
          Total Stockholders' Equity (Deficit)          239,691       (3,800)
                                                   ------------   ----------
          Total Liabilities and Stockholders'
          Equity                                    $   241,441   $      400
                                                    ===========   ==========

The accompanying notes are integral part of the consolidated financial statements.

                                12

                           NATALMA INDUSTRIES, INC.
                       (An Exploration Stage Enterprise)
                            Statement of Operations

                                                        From 7/8/98
                                 For the Years Ended    (Initial)
                                     December 31            to
                                  2002       2001    December 31, 2002
                                 -------------------------------------
Revenues:
---------
     Revenues                    $     -     $     -   $        -
                                 -------------------------------------
          Total Revenues         $     -     $     -   $        -

Expenses:
---------
     Professional Fees             28,659      5,052        34,361
     Operating Expenses             5,350      4,638        13,378
     Option to Purchase
      Mineral Property                 -           -        55,500
                                 -------------------------------------
          Total Expenses           34,009      9,690       103,239
                                 -------------------------------------
Net Income before Taxes         $ (34,009)    (9,690)     (103,239)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                -         -              -
          Net Income (Loss)     $ (34,009)    (9,690)     (103,239)
                                ======================================
Basic and Diluted Earnings Per
Common Share                        (0.00)     (0.00)        (0.01)
                               ---------------------------------------
Weighted Average number of
Common Shares used in per
share calculations              11,777,500  11,500,000  11,500,000
                               =======================================






The accompanying notes are integral part of the consolidated financial statements.

                           NATALMA INDUSTRIES, INC.
                      (An Exploration Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of December 31, 2002

                                        Accumulated
                                         Deficit
                      $.001   Paid-In   During the         Stockholders'
            Shares  Par Value Capital  Exploration Period     Equity
            ------  --------- ------- -------------------  -------------
Balance,
July 9, 1998    -   $    -   $    -     $      -           $      -

Issuance of
Common
Stock     3,000,000    3,000      -            -              3,000

Net Income
(Loss)          -        -        -            -                  -
          ---------  --------  -------   ----------         --------
Balance,
December
31, 1998  3,000,000    3,000      -            -              3,000

Issuance of
Common
Stock     8,500,000    8,500     72,000        -             80,500

Expenses
for stock
offering        -        -       18,070        -            (18,070)

Net Income
(Loss)          -        -        -         (57,849)        (57,849)
          ---------  --------  --------   ----------         --------
Balance
December 31,
1999     11,500,000   11,500     53,930     (57,849)          7,581
         ----------  --------  --------   ----------         --------
Net Income
(Loss)          -         -       -          (1,691)         (1,691)
          ---------  -------    -------    ----------        --------
Balance
December 31,
2000     11,500,000   11,500     53,930     (59,540)          5,890
          ---------  --------  --------   ----------         --------
Net Income
(Loss)          -         -        -         (9,690)         (9,690)
          ---------  --------  --------   ----------         --------








Balance
December 31,
2001     11,500,000   11,500     53,930     (69,230)         (3,800)
         ----------  --------  --------   ----------         --------
Issuance of
Common
Stock       252,500      253    252,247           -         252,500

Expenses of
stock
offering     25,000       25     24,975           -          25,000

Net Income
(Loss)          -         -        -        (34,009)        (34,009)
          ---------  --------  --------   ----------         --------
Balance,
December 31,
2002     11,777,500   11,778   331,152     (103,239)        239,691
         ==========  =======   ========   =========        =========

                           NATALMA INDUSTRIES, INC.
                        (An Exploration Stage Enterprise)
                           Statement of Cash Flows
                                                          From
                                 For the Years Ended  7/9/98 (Initial)
                                      December 31     to December 31
                                  2002         2001        2002
                                 ----------------------------------
Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $(34,009)    $(9,690)   $(103,239)
  Changes in operating assets
  and liabilities:
     Stock Issued for Services
      and Mineral Option                -           -        3,500
     Increase(Decrease)in
      Accounts Payable              1,750       4,200        5,950
                                 ----------------------------------
  Total Adjustments                 1,750       4,200        9,450
                                 ----------------------------------
Net Cash used in
Operating Activities              (32,259)     (5,490)     (93,789)

Cash Flows from Investing Activities:
------------------------------------
Purchase of Mineral Properties          -           -            -
                                 ----------------------------------
Net Cash Used in Investing
Activities                              -           -            -
                                 ----------------------------------
Cash Flows from Financing Activities:
-------------------------------------
 Payments on Stockholder Advance   (4,200)          -       (4,200)
 Proceeds from Issuance of Stock  277,500           -      357,500
 Costs Incurred to Raise Capital        -           -      (18,070)
                                  ----------------------------------
Net Cash Provided by
Financing Activities              273,300           -      335,230
                                 ----------------------------------
Net Increase(Decrease) in Cash    241,041      (5,490)     241,441
                                 ----------------------------------
Cash Balance, Begin Period            400       5,890            -
                                 ----------------------------------
Cash Balance, End Period         $241,441     $   400     $241,441
                                 ==================================
Supplemental Disclosures:
 Cash Paid for interest         $      -     $     -        $     -
 Cash Paid for income taxes     $      -     $     -        $     -
 Stock Issued for Option to
    Purchase                           -           -       500,000
 Stock Issued for Services         25,000          -     3,025,000

                        NATALMA INDUSTRIES, INC.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Natalma Industries, Inc.("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 11,777,500 shares issued and outstanding as of December 31, 2002 and 11,500 outstanding as of December 31, 2001.

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

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------
Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a
Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Statement (APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual,
and Infrequently Occurring Events and Transactions. Any gain or loss on  extinguishments  of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002.
Additionally,   SFAS  No.  145  requires  sale-leaseback accounting
for certain lease modifications that have economic effects similar
to sale-leaseback   transactions.   These  lease   provisions
are  effective  for transactions  occurring  after May 15,  2002.
The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 , Accounting for Costs Associated with Exit or Disposal Activities. SFAS No.
146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board (FASB) Statement No. 107. Disclosure About Fair Value of Financial Instruments is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and 2001.

Impairment of Long-Lived Assets
The Company follows SFAS No. 121, Accounting for Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Note 2 - COMMON STOCK
---------------------
In 2002 the Company issued 252,500 shares of common stock to various investors for cash totaling $252,247.

In 2002 the Company issued 25,000 shares of common stock for services.

In 1998 the Company issued 8,000,000 shares of common stock to various investors for cash totaling $80,000.

The Company issued 500,000 shares of common stock at $.001 per share in accordance with the Assignment of Option to Purchase Agreement of Mineral Properties.

Note 3 - SUPPLEMENTARY OF SCHEDULE OF NONCASH ACTIVITIES
--------------------------------------------------------
No amounts were actually paid for either interest or income taxes during the years ended December 31, 2002 and 2001.

During the year ended December 31, 1999, deferred offering cost of $12,885 previously included in organization costs, were charged to additional paid-in-capital in accordance with Staff Accounting
Bulletin 5A.

On May 11, 1999 a related third party acquired a total of 500,000 shares of the Company's common stock as partial payment for mineral properties.

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 U.S. in cash. On May 11, 1999 the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 30, 2003. The Company expensed the cost of the option when the payments were paid in March 16, 1999.

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

Note 6 - RELATED PARTIES
------------------------
During 2002, the advance from a major shareholder of the Company that totaled $4,200 was repaid.

Note 7 - INCOME TAXES
---------------------
Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                                           2002           2001
                                           ------------------------
                Current                   $  -0-         $-0-
                Deferred                     -0-          -0-
                                           ------------------------
  Total provisions for
     income taxes                         $  -0-         $-0-
                                           ------------------------

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                                             2002        2001
                                           ------------------------
                Net operating loss
              carryforward                 $            $3,295
                Valuation allowance                     (3,295)

  Total provisions for
  income taxes                             $  -0-        $-0-


The net operating loss carryforward will expire if not applied by 2020.

Note 8  -  Going Concern
------------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern that raise substantial doubt about the Company's ability to continue as a going concern. The stockholders/ officers and or directors have committed to advancing operating costs to the Company interest free.

Note 9 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

                            SIGNATURES
                            ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATALMA INDUSTRIES, INC., Registrant

Dated: March 23, 2003     By:/s/ Derick Sinclair
                          President, CEO, Treasurer, CFO,
                          Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

By: /s/ Derick Sinclair, President, CEO, Treasurer, CFO,
        Secretary and Director

Dated:  March 23, 2003


By: /s/ Rex S. Pegg, Vice President of Exploration

Dated:  March 23, 2003



         CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
         ------------------------------------------------

     I, Derick Sinclair, certify that:

1. I have reviewed this annual report on Form 10-KSB of Natalma
Industries, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Natalma Industries, Inc. as of, and for, the periods presented in this annual report.

4. Natalma Industries, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Natalma Industries, Inc. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Synreal Services Corp., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of Natalma Industries, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        March 23, 2003          /s/ Derick Sinclair
                              ----------------------------------------
                              Derick Sinclair, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors