Form 10QSB
period 2003-03-31
NATALMA INDUSTRIES INC
filed 2003-05-14
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2003

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

                               None
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 11,777,500. The Post-Effective Amendment to
Registrant's Form SB-2 and all exhibits thereto, filed under SEC
File Number 333-79405, are incorporated herein by reference.

                             PART 1

Item 1. Financial Statements
----------------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2002, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-79405.

                   NATALMA INDUSTRIES, INC.
                       Balance Sheet
                        A S S E T S
                        -----------
                                   March 31   December 31
 			            2003        2002
                                  ---------   -----------
Current Assets
--------------
Cash                              $241,090     $241,441
                                  -------      --------
Total Current Assets               241,090      241,441

Total Assets                      $241,090     $241,441
                                  =======       =======

              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Accounts payable                  $ 2,200      $  1,750
                                  -------       -------
Total Current Liabilities           2,200         1,750
                                  -------       -------
Total Liabilities                   2,200         1,750

Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,778        11,778
25,000,000 authorized shares,
par value $.001, 11,777,500
shares issued and outstanding
Additional Paid-In-Capital        331,152       331,152
Accumulated Deficit during the
Development Period               (104,040)     (103,239)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                         238,890       239,691
                                  -------       -------
Total Liabilities and
Shareholders' Equity              241,090       241,441
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
         Statement of Operations (Unaudited)
        ------------------------------------
                                  For the Three Months
                                         Ended
                                 March 31      March 31
                             -----------------------------
                                  2003          2002
                             ==============  =============
Revenues:
---------
Revenues                            -                -
                               -------          --------
Total Revenues                 $    -           $    -

Expenses:
---------
Professional fees                  800            1,518
Operating Expenses                   1              277
                               -------          -------
Total Expenses                     801            1,795

Net Income before Taxes       $    801           (1,795)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                  -               -
Net Income (Loss)             $   (801)          (1,795)

                              =========        ========
Basic and Diluted
Earnings Per Common Share      (0.0001)         (0.0002)
                              ---------        --------
Weighted Average number of
Common Shares used in per
share calculations           11,777,500       11,500,000
                             ==========       ==========

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
       Statement of Stockholders' Equity As of
              March 31, 2003 (Unaudited)

                                                    Stock-
                      $0.001  Paid-In  Accumulated  holders
            Shares  Par Value Capital   Deficit     Equity
            ------  --------- -------  -----------  -------
Balance,
January 1,
2001
          11,500,000  11,500  53,930    (59,540)     5,890

Net Income
(Loss)        -         -        -       (9,690)    (9,690)
          ==========  ======  ======    =======     ======
Balance,
December
31, 2001 11,500,000   11,500  53,930    (69,230)    (3,800)
         ----------   ------  ------     ------     ------
Issuance
of common
stock       252,500      253 252,247               252,500

Expenses
for stock
offering     25,000       25  24,975                25,000

Net Income
(Loss)                                  (34,009)   (34,009)
        -----------  ------- -------    -------   ---------
Net Income
(Loss)                                      -           -
         ----------   ------  ------     ------     ------
Balance,
December
31, 2002 11,777,500   11,778  331,152   (103,239)   239,691
         ----------   ------  -------   --------    -------
Net Income
(Loss)                                      (801)      (801)
         ----------   ------  -------   --------    -------
Balance,
March 31
2003     11,777,500   11,778  331,152   (104,040)   238,890
         ==========   ======  =======   =========   =======

The accompanying notes are integral part of the consolidated financial statements.

                 NATALMA INDUSTRIES, INC.
          Statement of Cash Flows (Unaudited)
                     ------------------------------------
                         For the Three Months Ended
                                  March 31
                     ------------------------------------
                            2003             2002
                     ---------------- ---------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)          $   (801)     $ (1,795)
Adjustments to reconcile
net loss to net cash
provided (used) for
operating activities:
  Increase (Decrease) in
  Accounts Payable              450         5,750
                          ---------       --------
Total Adjustments               450         5,750
                          ---------       --------
Net Cash Used in
Operating Activities       $   (351)        3,955
Cash Flows from
Investing Activities:
---------------------
Purchase of Mineral Properties    -           -
                           ---------     ---------
Net Cash Used in Investing
Activities                 $      -      $    -
                           ---------     ---------
Cash Flows from
Financing Activities:
---------------------
Proceeds from Issuance
of Stock                          -           -
Costs Incurred to
Raise Capital                     -           -
                          ---------       --------
Net Cash Provided for
Financing Activities      $       -      $    -
                          ---------       --------
Net Increase(Decrease)
in Cash                   $   (351)      $  3,955
Cash Balance, Begin Period 241,441            400
                          --------        -------
Cash Balance, End Period   241,090          4,355
                          ========        =======
Supplemental Disclosures:
Cash Paid for Interest    $    -         $    -
Cash Paid for income taxes     -              -
Stock Issued for Option
  to Purchase                  -              -
Stock Issued for
  Repayment of Shareholder
  Advances                     -              -

The accompanying notes are integral part of the consolidated financial statements.

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
----------------------------------------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,777,500 common shares issued and outstanding as of December 31, 2002 and March 31, 2003.

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

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and March 31, 2003.

Note 2 - COMMON STOCK
---------------------
In 2002, the Company issued 252,500 shares of common stock to various investors for cash totalling $252,247.

In 2002, the Company issued 25,000 shares of common stock for services.

In 1998, the Company issued 8,000,000 shares of common stock to various investors for cash totaling $80,000.

The Company issued 500,000 shares of common stock at $.001 per share in accordance with an Assignment of Option to Purchase
Agreement of Mineral Properties.


Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amounts were actually paid for either interest or income taxes during the years ended December 31, 2002 and March 31, 2003.

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2003. The Company expensed the cost of the option when the payments were paid in March 1999.

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

Note 6 - RELATED PARTIES
------------------------
During 2002, a major shareholder advanced the Company a total of $5,000 which was repaid from the proceeds of stock sold in 2002.

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

                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in Registrant's original Form SB-2 registration statement, filed on May 27, 1999, under SEC File Number 333-79405:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
* 10.1                Option to Purchase Agreeement
* 10.2                Assignment of Option to Purchase
* 10.3                Amendment to Option to Purchase
  99                  Certification of Officers


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

                       NATALMA INDUSTRIES, INC.,
                       a Nevada corporation (Registrant)


Dated: May 14, 2003    By:/s/ Derick Sinclair, President, CEO,
                           Secretary, Treasurer, CFO and Director

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

4. Natalma Industries, Inc.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Natalma Industries, Inc.. and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Natalma Industries, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

	May 14, 2003          /s/ Derick Sinclair
                              ----------------------------------------
			      Derick Sinclair, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors