Form 10QSB
period 2003-06-30
NATALMA INDUSTRIES INC
filed 2003-08-11
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 11,777,500. The Post-Effective Amendment to
Registrant's Form SB-2 and all exhibits thereto, filed under SEC
File Number 333-79405, are incorporated herein by reference.

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

                   NATALMA INDUSTRIES, INC.
                       Balance Sheet
                        A S S E T S
                        -----------
                                   June 30   December 31
 			            2003        2002
                                  ---------   -----------
Current Assets
--------------
Cash                              $238,915     $241,441
                                  --------     --------
Total Current Assets               238,915      241,441

Total Assets                      $238,915     $241,441
                                  ========      =======

              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Accounts payable                  $ 2,200      $  1,750
                                  -------       -------
Total Current Liabilities           2,200         1,750
                                  -------       -------
Total Liabilities                   2,200         1,750

Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,778        11,778
25,000,000 authorized shares,
par value $.001, 11,777,500
shares issued and outstanding
Additional Paid-In-Capital        331,152       331,152
Accumulated Deficit during the
Development Period               (106,215)     (103,239)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                         236,715       239,691
                                  -------       -------
Total Liabilities and
Shareholders' Equity              238,915       241,441
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
              Statement of Operations
                   (Unaudited)
                            ------------------   -------------------
                            Three Months Ended    Six Months Ended
                                 June 30              June 30
                            ------------------   -------------------
                              2003       2002       2003     2002
                            =========  ========   ======== =========
Revenues:
---------
Revenues                            -         -          -         -
                            --------- ---------  --------- ---------
Total Revenues              $       - $       -  $       - $       -

Expenses:
---------
Professional fees               2,634     4,444      3,434     5,962
Operating Expenses                108        25        108       302
                            --------- ---------  --------- ---------
Total Expenses                  2,742     4,469      3,542     6,264

Net Income before Taxes     $ (2,742) $  (4,469) $  (3,542) $ (6,264)

Other Income
------------
Interest income                   566          -        566         -

Provision for Income Taxes:
---------------------------
Income Tax Benefit
Net Income (Loss)           $  (2,176) $ (4,469)  $ (2,976)  $ (6,264)
                            ========== ========= ========== ==========
Basic and Diluted
Earnings Per Common Share     (0.0002)  (0.0004)      -nil      -nil
                            ---------- --------- ---------  ----------
Weighted Average number of
Common Shares used in per
share calculations         11,777,500 11,777,500 11,668,333 11,500,000
                           ========== ========== ========== ==========

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
       Statement of Stockholders' Equity As of
              June 30, 2003 (Unaudited)

                                                    Stock-
                      $0.001  Paid-In  Accumulated  holders
            Shares  Par Value Capital   Deficit     Equity
            ------  --------- -------  -----------  -------
Balance,
January 1,
2001
          11,500,000  11,500  53,930    (59,540)     5,890

Net Income
(Loss)        -         -        -       (9,690)    (9,690)
          ==========  ======  ======    =======     ======
Balance,
December
31, 2001 11,500,000   11,500  53,930    (69,230)    (3,800)
         ----------   ------  ------     ------     ------
Issuance
of common
stock       252,500      253 252,247               252,500

Expenses
for stock
offering     25,000       25  24,975                25,000

Net Income
(Loss)                                  (34,009)   (34,009)
         ----------  ------- -------    -------   ---------
Balance,
December
31, 2002 11,777,500   11,778  331,152   (103,239)   239,691
         ----------   ------  -------   --------    -------
Net Income
(Loss)                                      (800)      (800)
         ----------   ------  -------   --------    -------
Balance,
March 31
2003     11,777,500   11,778  331,152   (104,039)   238,891
         ==========   ======  =======   =========   =======
Net Income
(Loss)                                    (2,176)    (2,176)
         ----------   ------  -------   ---------   -------
Balance,
June 30
2003     11,777,500   11,778  331,152   (106,215)   236,715
         ==========   ======  =======   =========   =======



The accompanying notes are integral part of the consolidated financial statements.

                 NATALMA INDUSTRIES, INC.
                 Statement of Cash Flows
                         (Unaudited)
                         ---------------------------------
                                  Six Months Ended
                                      June 30
                         ---------------------------------
                               2003              2002
                         ---------------   ---------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)          $    (2,976)     $     (6,264)
Adjustments to reconcile
net loss to net cash provided
(used) for operating
activities:
  Increase (Decrease) in
  Accounts Payable                  450            3,454
                           ------------     ------------
Total Adjustments                   450            3,454
                           ------------     ------------
Net Cash Used in
Operating Activities       $    (2,526)     $    (2,810)
Cash Flows from
Financing Activities:
---------------------
Stockholder Advance                   -            5,000
Proceeds from Issuance
of Stock                              -          252,500
Costs Incurred to
Raise Capital                         -                -
                           ------------     ------------
Net Cash Provided for
Financing Activities       $          -     $    257,500
                           ------------     ------------
Net Increase(Decrease)
in Cash                    $    (2,526)     $    254,690
Cash Balance, Begin Period      241,441              400
                           ------------     ------------
Cash Balance, End Period   $    238,915     $    255,090
                           ============     ============
Supplemental Disclosures:
Cash Paid for interest     $          -     $          -
Cash Paid for income taxes $          -     $          -
Stock Issued for Option
 to Purchase                          -                -
Stock Issued for Repayment
 of Shareholder Advances              -                -

The accompanying notes are integral part of the consolidated financial statements.

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
NATURE OF BUSINESS
------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,777,500 common shares issued and outstanding as of December 31, 2002 and June 30, 2003.

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

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continuation)
------------------------------------------------------------------
Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

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

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continuation)
------------------------------------------------------------------
Employers' Disclosure about Pensions and Other Postretirement Benefits
----------------------------------------------------------------------
Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other post-retirement plans. The financial statements are unaffected by implementation of this new standard.

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

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and June 30, 2003.

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

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

In 2002, the Company issued 25,000 shares of common stock for services.

In 1998, the Company issued 8,000,000 shares of common stock to various investors for cash totaling $80,000.

The Company issued 500,000 shares of common stock at $.001 per share in accordance with an Assignment of Option to Purchase
Agreement of Mineral Properties.


Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amounts were actually paid for either interest or income taxes during the years ended December 31, 2002 and six months ended
June 30, 2003.

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

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

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

                            NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)


Dated: August 10, 2003     By:/s/ Derick Sinclair, President, CEO,
                           Secretary, Treasurer, CFO and Director


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

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) that there were no deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have advised there are no material weaknesses in internal controls; and

   (b) there was no fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	August 10, 2003          /s/ Derick Sinclair
                              ----------------------------------------
			      Derick Sinclair, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors