Form 10QSB
period 2003-09-30
NATALMA INDUSTRIES INC
filed 2003-11-17
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At September 30, 2003, there were 11,777,500 shares of our common stock issued and outstanding.

                             PART 1

Item 1. Financial Statements
----------------------------

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the our Form 10KSB for the year ended December 31, 2002, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-79405.

                   NATALMA INDUSTRIES, INC.
                       Balance Sheet
                        A S S E T S
                        -----------
                                September 30   December 31
                                    2003          2002
                                  ---------   -----------
Current Assets
--------------
Cash                              $238,033     $241,441
                                  --------     --------
Total Current Assets               238,033      241,441

Total Assets                      $238,033     $241,441
                                  ========      =======

              L I A B I L I T I E S
              ---------------------
Current Liabilities
- -------------------
Accounts payable                  $ 2,200      $  1,750
                                  -------       -------
Total Current Liabilities           2,200         1,750
                                  -------       -------
Total Liabilities                   2,200         1,750

Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,778        11,778
25,000,000 authorized shares,
par value $.001, 11,777,500
shares issued and outstanding
Additional Paid-In-Capital        331,152       331,152
Accumulated Deficit during the
Development Period               (107,097)     (103,239)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                         235,833       239,691
                                  -------       -------
Total Liabilities and
Shareholders' Equity              238,033       241,441
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
              Statement of Operations
                   (Unaudited)
                            ------------------   -------------------
                            Three Months Ended    Nine Months Ended
                              September 30          September 30
                            ------------------   -------------------
                              2003       2002       2003     2002
                            =========  ========   ======== =========
Revenues:
---------
Revenues                            -         -          -         -
                            --------- ---------  --------- ---------
Total Revenues              $       - $       -  $       - $       -

Expenses:
--------
Professional fees                 865    27,130      4,300    33,091
Operating Expenses                 16       195        14        498
                            --------- ---------  --------- ---------
Total Expenses                    881    27,325      4,424    33,589

Net Income before Taxes     $    (881)$ (27,325) $  (4,424) $(33,589)

Other Income
------------
Interest income                     -         -        566         -

Provision for Income Taxes:
---------------------------
Income Tax Benefit                  -         -          -          -
Net Income (Loss)           $    (881)$ (27,325) $  (3,858) $(33,589)
                            ========== ========= ========== ==========
Basic and Diluted
Earnings Per Common Share       (0.00)    (0.00)     (0.00)    (0.00)
                            ---------- --------- ---------  ----------
Weighted Average number of
Common Shares used in per
share calculations         11,777,500 11,777,500 11,668,333 11,500,000
                           ========== ========== ========== ==========

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
       Statement of Stockholders' Equity As of
           September 30, 2003 (Unaudited)

                                                    Stock-
                      $0.001  Paid-In  Accumulated  holders
            Shares  Par Value Capital   Deficit     Equity
            ------  --------- -------  -----------  -------
Balance,
January 1,
2001
          11,500,000  11,500  53,930    (59,540)     5,890

Net Income
(Loss)        -         -        -       (9,690)    (9,690)
          ==========  ======  ======    =======     ======
Balance,
December
31, 2001 11,500,000   11,500  53,930    (69,230)    (3,800)
         ----------   ------  ------     ------     ------
Issuance
of common
stock       252,500      253 252,247               252,500

Expenses
for stock
offering     25,000       25  24,975                25,000

Net Income
(Loss)                                  (34,009)   (34,009)
         ----------  ------- -------    -------   ---------
Balance,
December
31, 2002 11,777,500   11,778  331,152   (103,239)   239,691
         ----------   ------  -------   --------    -------
Net Income
(Loss)                                    (3,858)    (3,858)
         ----------   ------  -------   --------    -------
Balance,
September
30, 2003 11,777,500   11,778  331,152   (107,097)   235,833
         ==========   ======  =======   =========   =======


The accompanying notes are integral part of the consolidated financial statements.

                 NATALMA INDUSTRIES, INC.
                 Statement of Cash Flows
                         (Unaudited)
                         ---------------------------------
                                  Nine Months Ended
                                    September 30
                         ---------------------------------
                               2003              2002
                         ---------------   ---------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)          $    (3,858)     $    (33,589)
Adjustments to reconcile
net loss to net cash provided
(used) for operating
activities:
  Increase (Decrease) in
  Accounts Payable                  450            1,750
                           ------------     ------------
Total Adjustments                   450            1,750
                           ------------     ------------
Net Cash Used in
Operating Activities       $     (3,408)     $   (31,839)
Cash Flows from
Financing Activities:
---------------------
Stockholder Advance                   -           (4,200)
Proceeds from Issuance
of Stock                              -          277,500
Costs Incurred to
Raise Capital                         -                -
                           ------------     ------------
Net Cash Provided for
Financing Activities       $          -     $    273,300
                           ------------     ------------
Net Increase(Decrease)
in Cash                    $     (3,408)     $   241,461
Cash Balance, Begin Period      241,441              400
                           ------------     ------------
Cash Balance, End Period   $    238,033     $    241,861
                           ============     ============
Supplemental Disclosures:
Cash Paid for interest     $          -     $          -
Cash Paid for income taxes $          -     $          -
Stock Issued for Option
 to Purchase                          -                -
Stock Issued for Repayment
 of Shareholder Advances              -                -

The accompanying notes are integral part of the consolidated financial statements.

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
NATURE OF BUSINESS
------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,777,500 common shares issued and outstanding as of December 31, 2002 and September 30, 2003.

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

Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board ("FASB") Statement No. 107. "Disclosure About Fair Value of Financial Instruments" is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2002 and September 30, 2003.

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

              NATALMA INDUSTRIES, INC.
           Notes to Financial Statements

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


Note 3 - SUPPLEMENTARY SCHEDULE OF NONCASH ACTIVITIES
-----------------------------------------------------
No amounts were actually paid for either interest or income taxes during the years ended December 31, 2002 and nine months ended
September 30, 2003.

Note 4 - MINERAL PROPERTIES
--------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2003. The Company expensed the cost of the option when the payments were paid in March 1999.


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

Note 6 - GOING CONCERN
------------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and/or directors have committed to advancing operating costs of the Company interest free.

Note 7 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Results of Operations
---------------------
The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

For the three and nine months ended September 30, 2003, we had no revenues and incurred net operating losses of $865 and $4,424, respectively, as compared to no revenues and net operating losses of $4,300 and $33,091 for the three and nine months ended September 30, 2003. Most of our expenses comprised legal and professional fees incurred in connection with the preparation and filing of our initial public offering and registration documents.

Net cash provided by financing activities for the nine months ended September 30, 2003 was zero, compared to $273,300 for the nine months ended September 30, 2002.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $238,033 at September 30, 2003, and as of the date of the filing of this report, to satisfy our cash requirements for at least the next
12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our property acquisition and to repay outstanding indebtedness. We did not raise any cash through financing activities for the nine months ended September 30, 2003.

Shareholder's equity as of September 30, 2003, was $235,833, as compared to $239,691 at December 31, 2002.

Plan of Operation
-----------------
We are a start-up, exploration stage company and have not yet generated any revenues or fully implemented our business plan. We have been doing research on surrounding properties in order to establish the most efficient exploration program. During the next
12 months, we intend to establish and begin our exploration program. We will begin our Phase 1 program by subcontracting with approximately three (3) geologists and a blasting crew with equipment to locate and extract mineral samples on our property. All samples will then be sent to an assay lab for analysis and geological reports prepared.

Phase 2 of our proposed program will be contingent on the success of the Phase 1 exploration work; however, assuming Phase 1 is successful and minerals are located, we will need to raise an additional $300,000 either through sales of our common stock, loans from banks or third parties, or by entering into a joint venture agreement with a major mining company, who would have the cash reserves and equipment required for further exploration and drilling work. Phase 2 would consist of additional trenching and diamond drilling.

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

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in its Form 10-KSB as of December 31, 2002, which can be found on the SEC Website at www.sec.gov under SEC File Number 333-79405

The financial statements and accompanying notes included herein were prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

We have adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.         CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our sole officer and director, Derick Sinclair, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, Mr. Sinclair, who serves as our Chief Executive Officer and Chief
Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on May 27, 1999, under SEC File Number 333-79405:

Exhibit No.           Description                            Page
----------            -----------                            ----
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
* 10.1                Option to Purchase Agreeement
* 10.2                Assignment of Option to Purchase
* 10.3                Amendment to Option to Purchase
  99.1                Sec. 302 Certification                  13
  99.2		      Sec. 906 Certification                  14

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

                            NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)


Dated: November 12, 2003   By:/s/ Derick Sinclair, President, CEO,
                           Secretary, Treasurer, CFO and Director