Form 10KSB
period 2003-09-30
NATALMA INDUSTRIES INC
filed 2004-04-01
CIK 1077915

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2003
        Commission File Number 333-79405

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

Registrant's telephone number, including area code:(604) 924-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2003 was 11,777,500. Registrant had no revenues for the year ended December 31, 2003.

Registrant's common stock is listed on the OTCBB under the symbol
NTAL.

Registrant's Form SB-2/A and all exhibits thereto, and Form 10QSB for the quarters ended March 30, 2003, June 30, 2003 and September 30, 2003 are ALL incorporated herein by reference.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Registrant in the year 2004, under SEC File No. 333-79405.

                               PART I
                               ======
ITEM 1.  DESCRIPTION OF BUSINESS
General
--------
Natalma Industries, Inc. was incorporated in the State of Nevada on July 9, 1998 and is engaged in the acquisition and exploration of mining properties. Registrant is a relatively new company and, as such, is considered to be a junior mining company. It is common practice in the mining industry for a junior mining company to complete exploration activities on a property to determine if any minerals exist. At such time as mineralization is located, a junior mining company then attempts to recruit a major mining company, with ample cash reserves and equipment, to assist in the development of a property. As a junior mining company, Registrant intends to conduct exploration activities on its properties and, if warranted, will seek a major mining company to joint venture in any development and/or production. However, Registrant has not yet commenced any exploration activities and there is no guarantee it will locate any mineralization on its properties or, if mineralization is located in a quantity sufficient to warrant development, there is no guarantee it will be able to recruit a major mining company as a joint venture partner. Registrant has been seeking to find a joint venture partner for its exploration program, however, has not yet been successful in doing so. In the event Registrant is unable to enter into a joint venture agreement with a major mining company to assist in the development of its properties, as a junior mining company with limited cash reserves, Registrant will likely be required to raise additional monies, either through sales of its equity securities or through loans from financial institutions or third parties, prior to commencement of any development activities on its properties.

Description of Mining Properties
--------------------------------
In December, 1998, Registrant entered into an Option to Purchase Agreement with John Martin, an unrelated third party, to acquire 100% of the rights, titles and interests in and to a total of 10 mining claims in the North Mt.Lorne Properties, Per 1-10 mineral claims, Grant No. YC08501-YC08510, in the Whitehorse Mining District, Yukon Territory, Canada, in exchange for $55,000 U.S. in cash and 500,000 shares of Registrant's restricted common stock. On December 1, 1998, Mr. Martin obtained an option to the same claims from Mr. Costas Takkas, an unrelated third party. The terms of the options are identical except Mr. Martin received 500,000 shares of restricted common stock and $5,000 for his assignment to Registrant. On March 16, 1999, Registrant exercised its Option and acquired the mining claims. Registrant also agreed to pay a 2% net smelter return, which means 2% of the net proceeds from the sale of any minerals after deducting the costs of extracting and smelting the minerals, excluding any administrative or selling costs, to Mr. Martin, which he, in turn, must pay to Mr. Takkas, on any and all minerals located and produced on the properties. In addition, Registrant was required to complete a minimum of $80,000 Cdn. Exploration and development work on the properties on or before September 1, 1999; however, since Registrant had not yet raised the money to commence any on-site exploration work on the properties, this date was once again extended by a verbal agreement between the parties to April 1, 2004.

The existing roads leading to the properties in the Yukon Territory are Rough-graded dirt and, during rainy weather, are sometimes inaccessible or washed out. To date, Registrant has not performed any geological work on any of the claims, as it will not be able to perform full exploration without the assistance of a major mining company. Registrant is concentrating all of its current efforts on finding a partner before the Option expires on April 1, 2004.

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

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's Common Stock is listed on the OTCBB under the symbol
NTAL, however, there is no active trading market for the stock.

Registrant has adopted the policy to reinvest earnings to fund future growth. Accordingly, Registrant has not paid dividends and does not anticipate declaring dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Registrant has not yet commenced full business operations, as it is still diligently seeking a major mining company partner and, therefore, has not yet realized any substantial revenues.

Registrant had a net loss of $7,463 for the year ended December
31, 2003, resulting in a negligible net loss per share, as compared to a net loss of $34,009 at December 31, 2002. From inception to December 31, 2003, Registrant has had a total net loss of $110.702, resulting in a $.01 net loss per share.

General and administrative expenses at December 31, 2003 were $7,463 compared to $34,009 at December 31, 2002. These expenses consists of $7,806 in professional fees, including legal and accounting fees, and operating expenses in the amount of $223.

Liquidity and Capital Resources
-------------------------------
At December 31, 2003, Registrant's primary sources of liquidity included cash and cash equivalents in the amount of $234,478, which represents the balance of proceeds raised in Registrant's public offering in 2002.

Registrant believes that its existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet Registrant's anticipated cash requirements is subject to a number of uncertainties, the most important of which is Registrant's ability to generate sufficient cash flow to support its business operations.

Plan of Operation
-----------------
Registrant intends to continue aggressively seeking a joint venture partner to assist with its exploration and development program. Registrant is hoping it will find a partner to begin development of its properties in June 2004, when the roads in the area leading to its mining claims are cleared and passable. Registrant is continuing to study data and perform research activities on the properties and surrounding areas in anticipation of implementing its exploration and development plans this summer.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Registrant's financial statement for the year ended December
31, 2003, audited by Clyde Bailey, PC, an independent Certified
Public Accountant, is included at the end of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreements with accountants on accounting and financial disclosures during period covered by this report.

Item 8a. Accounting Controls and Procedures
         ----------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading.
The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.
Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


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
1-410 Mahon Ave.                     Exploration
N. Vancouver, B.C.
Canada V7M 2R5

Background of Officers and Directors
------------------------------------
Derick Sinclair has been the President,CEO, Secretary, Treasurer, CFO and Chairman of the Board of Directors of Registrant since inception. Since February 2004, he has been the Chief Financial Officer of Image Innovations Holdings Inc., a Nevada corporation publicly traded on the OTCBB under the symbol BNSE. From March
1996 to February 2004, he was the Chief Financial Officer and Vice President for Navigata Communications Ltd/Westel Telecommunications/ RSL COM Canada, Inc. in Vancouver, B.C., a privately held Canadian company. Since March 1997, he has also been President of Cosmah Industries Inc., a privately-held exploratory mining company in Vancouver, Canada. Since March 1996, he has also been a Director of

Fleet Management for BC Rail, Ltd., a privately-held freight train service in Vancouver, B.C., Canada. He received a Bachelors Degree in Commerce from the University of Windsor, Canada in 1982 and became a member of the Institute of Chartered Accounts of British Columbia in 1985. Mr. Sinclair devotes his time as required to the business.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, Registrant has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer, but expects to adopt a formal Code of Ethics sometime during the current year. Registrant has, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving the Chief Executive Officer and/or Chief Financial Officer. Management believes this procedure will deter material wrongdoing and promote honest and ethical conduct from the executive officers.

Item 10.  Executive Compensation
          ----------------------
The officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer.
We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Derick Sinclair   2003  None    None   None      None      None
President, CEO,
CFO, Secretary,
Treasurer and
Director

Rex Pegg,         2003  None    None   None      None      None
Vice President
and Director
                                         10
Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Registrant is currently using the home of its President and CEO, Derick Sinclair, on a rent-free basis to conduct its business operations.There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Sinclair to use his home. Registrant does not have any other related transactions and has not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) 1 & 2.  Registrant's financial statement for the years ended
            December 31, 2003 and 2002 are included herein in their entirety.

(a) 3. Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2003

                                11
The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form SB-2 Registration Statement, filed on May 27, 1999, under SEC File Number 333-79405 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant
   99.1            Sec. 302 Certification
   99.2            Sec. 906 Certifications


(b) There were no reports on Form 8-K filed for the year ended December 31, 2003.





























                               12














                      NATALMA INDUSTRIES, INC.





                    Audited Financial Statements
                    ----------------------------


                    December 31, 2003 and 2002













                       Clyde Bailey, P.C.
                  Certified Public Accountant
                   10924 Vance Jackson #404
                   San Antonio, Texas 78230


















                                   13


CLYDE BAILEY P.C.
Certified Public Accountant
10924 Vance Jackson #404
San Antonio, Texas 78230
(210) 699-1287(ofc.)
(888) 699-1287  (210) 691-2911 (fax)

Board of Directors
Natalma Industries, Inc.

INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Natalma Industries, Inc. (Company) as of December 31, 2003 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years then ended December 31, 2003 and 2002 and from July 9, 1998 (Initial) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations for the years then ended December 31, 2003 and 2002 and from July 9, 1998 ( Initial) to December 31, 2003, in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited operations currently and suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. This is further explained in Note 8 in the notes to financial statements.

/s/ Clyde Bailey P.C.
    San Antonio, Texas
    February 6, 2004                14


                             NATALMA INDUSTRIES, INC.
                        (An Exploration Stage Enterprise)
                                 Balance Sheet
                        As of December 31, 2003 and 2002

                                   A S S E T S
                                   -----------
   \                                           2003            2002
                                           -------------   ----------

Current Assets
--------------
Cash                                          $    234,478  $  241,441
                                              ------------   ----------
     Total Current Assets                          234,478     241,441
                                              ------------   ----------
     Total Assets                             $    234,478     241,441
                                              ============   ==========

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
Accounts Payable                                     2,250        1,750
Officer Advances                                         -            -
                                                ------------  ---------
-
     Total Current Liabilities                       2,250        1,750
                                               ------------  ----------
     Total Liabilities                               2,250        1,750

Commitments and Contingencies                             -          .-

                      S T O C K H O L D E R S '   E Q U I T Y
                      ---------------------------------------
Common Stock                                        11,778       11,500
     25,000,000 authorized shares, par value $.001
     11,777,500 shares issued and outstanding

Additional Paid-in-Capital                         331,152      331,152
Accumulated Deficit during the
  exploration period                              (110,702)   (103,239)
                                              ------------   ----------
     Total Stockholders' Equity (Deficit)          232,228      239,691
 .                                            ------------   ----------
     Total Liabilities and Stockholders'
     Equity                                    $   234,478   $  241,441
                                               ===========   ==========

The accompanying notes are integral part of the consolidated financial statements.

                                15

                           NATALMA INDUSTRIES, INC.
                       (An Exploration Stage Enterprise)
                            Statement of Operations

                                                        From 7/8/98
                                 For the Years Ended    (Initial)
                                     December 31            to
                                  2003       2002    December 31, 2003
                                 -------------------------------------
Revenues:
---------
     Revenues                    $     -     $     -   $        -
                                 -------------------------------------
          Total Revenues         $     -     $     -   $        -

Expenses:
---------
     Professional Fees              7,806     28,659        42,167
     Operating Expenses               223      5,350        13,601
     Interest Income                 (566)                    (566)
     Option to Purchase
      Mineral Property                 -           -        55,500
                                 -------------------------------------
          Total Expenses            7,463     34,009       110,702
                                 -------------------------------------
Net Income before Taxes         $  (7,463)   (34,009)     (110,702)

Provision for Income Taxes:
---------------------------
     Income Tax Benefit                -         -              -
          Net Income (Loss)     $  (7,463)   (34,009)     (110,702)
                                ======================================
Basic and Diluted Earnings Per
Common Share                        (0.00)     (0.00)        (0.01)
                               ---------------------------------------
Weighted Average number of
Common Shares used in per
share calculations              11,777,500  11,777,500  11,500,000
                               =======================================






The accompanying notes are integral part of the consolidated financial statements.

                                  16



                           NATALMA INDUSTRIES, INC.
                      (An Exploration Stage Enterprise)
                       Statement of Stockholders' Equity
                           As of December 31, 2003

                                        Accumulated
                                         Deficit
                      $.001   Paid-In   During the
Stockholders'
            Shares  Par Value Capital  Exploration Period     Equity
            ------  --------- ------- -------------------  ------------
-
Balance,
July 9, 1998    -   $    -   $    -     $      -           $      -

Issuance of
Common
Stock     3,000,000    3,000      -            -              3,000

Net Income
(Loss)          -        -        -            -                  -
          ---------  --------  -------   ----------         --------
Balance,
December
31, 1998  3,000,000    3,000      -            -              3,000

Issuance of
Common
Stock     8,500,000    8,500     72,000        -             80,500

Expenses
for stock
offering        -        -       18,070        -            (18,070)

Net Income
(Loss)          -        -        -         (57,849)        (57,849)
          ---------  --------  --------   ----------         --------
Balance
December 31,
1999     11,500,000   11,500     53,930     (57,849)          7,581
         ----------  --------  --------   ----------         --------
Net Income
(Loss)          -         -       -          (1,691)         (1,691)
          ---------  -------    -------    ----------        --------
Balance
December 31,
2000     11,500,000   11,500     53,930     (59,540)          5,890
          ---------  --------  --------   ----------         --------
Net Income
(Loss)          -         -        -         (9,690)         (9,690)
          ---------  --------  --------   ----------         --------



                                  17






Balance
December 31,
2001     11,500,000   11,500     53,930     (69,230)         (3,800)
         ----------  --------  --------   ----------         --------
Issuance of
Common
Stock       252,500      253    252,247           -         252,500

Expenses of
stock
offering     25,000       25     24,975           -          25,000

Net Income
(Loss)          -         -        -        (34,009)        (34,009)
          ---------  --------  --------   ----------         --------
Balance,
December 31,
2002     11,777,500   11,778   331,152     (103,239)        239,691

Net Income
(Loss)          -         -        -         (7,463)         (7,463)
          ---------  --------  --------   ----------       --------
Balance,
December 31,
2003     11,777,500   11,778   331,152     (110,702)        232,228
         ==========  =======   ========   =========        =========

                           NATALMA INDUSTRIES, INC.
                        (An Exploration Stage Enterprise)
                           Statement of Cash Flows
                                                          From
                                 For the Years Ended  7/9/98 (Initial)
                                      December 31     to December 31
                                  2003         2002        2003
                                 ----------------------------------
Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $ 7,463()    $(34,009)   $(110,702)
  Changes in operating assets
  and liabilities:
     Stock Issued for Services
      and Mineral Option                -           -        3,500
     Increase(Decrease)in
      Accounts Payable                500        1,750       6,450
                                 ----------------------------------
  Total Adjustments                   500        1,750       9,450
                                 ----------------------------------
Net Cash used in
Operating Activities               (6,963)    (32,259)    (100,752)

Cash Flows from Investing Activities:
------------------------------------
Purchase of Mineral Properties          -           -            -
                                 ----------------------------------
Net Cash Used in Investing
Activities                              -           -            -
                                 ----------------------------------
Cash Flows from Financing Activities:
-------------------------------------
 Payments on Stockholder Advance        -      (4,200)      (4,200)
 Proceeds from Issuance of Stock        -     277,500      357,500
 Costs Incurred to Raise Capital        -           -      (18,070)
                                  ----------------------------------
Net Cash Provided by
Financing Activities                          273,300      335,230
                                 ----------------------------------
Net Increase(Decrease) in Cash   $ (6,963)    241,041      234,478
                                 ----------------------------------
Cash Balance, Begin Period        241,441         400            -
                                 ----------------------------------
Cash Balance, End Period         $234,478    $241,441     $234,478
                                 ==================================
Supplemental Disclosures:
 Cash Paid for interest         $      -     $     -        $     -
 Cash Paid for income taxes     $      -     $     -        $     -
 Stock Issued for Option to
    Purchase                           -           -       500,000
 Stock Issued for Services         25,000          -     3,025,000

                        NATALMA INDUSTRIES, INC.
                       Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies
-----------------------------------------------------
Organization
------------
Natalma Industries, Inc.("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 11,777,500 shares issued and outstanding as of December 31, 2003 and December 31, 2002.

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

Recent Accounting Pronouncements
--------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.
Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                                22
Fair Value of Financial Instruments
-----------------------------------
The Financial Accounting Standards Board (FASB) Statement No. 107. Disclosure About Fair Value of Financial Instruments is a part of a continuing process by the FASB to improve information on financial statements. The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2003 and 2002.

Impairment of Long-Lived Assets
-------------------------------
The Company follows SFAS No. 121, Accounting for Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Note 3 - SUPPLEMENTARY OF SCHEDULE OF NONCASH ACTIVITIES
--------------------------------------------------------
No amounts were actually paid for either interest or income taxes during the years ended December 31, 2003 and 2002.

During the year ended December 31, 1999, deferred offering cost of $12,885 previously included in organization costs, were charged to additional paid-in-capital in accordance with Staff Accounting
Bulletin 5A.

On May 11, 1999 a related third party acquired a total of 500,000 shares of the Company's common stock as partial payment for mineral properties.

Note 4 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16,

                             23

1999, the Company consummated the Agreement by paying the Seller $55,000 U.S. in cash. On May 11, 1999 the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter reruns on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002, which was extended by the parties in writing to September 1, 2003. The Company has expensed the cost of the option when the payments were paid in March 16, 1999.
The company did not complete the minimum $10,000 Cdn epxloration work on the properties before the required date of September 1, 2003 and have verbally agreed to an extension to April 1, 2004.

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

Note 7 - INCOME TAXES
---------------------
Deferred tax benefits and liabilities are calculated using enacted tax rates in effect for the year in which the differences are expected to reverse. The following is a schedule of the composition of the provision for income taxes:

                                             2003     2002
                                           ------------------
        Current                            $  2,537  $11,563
        Deferred                           $  -0-    $ -0-
                                           ------------------
  Total provisions for
     income taxes                          $  2,537  $11,563
                                           ==================

Deferred federal income taxes consist of future tax benefits and liabilities attributed to:

                               24

                                             2003     2002
                                           ------------------
        Net operating loss carryforwards   $ 2,537   $ 11,563
        Valuation allowance                $(2,537)   (11,563)
                                           ------------------
  Total provisions for
  income taxes                             $  -0-    $  -0-
                                           ==================

The net operating loss carryforward will expire if not applied by 2020.

Note 8  -  Going Concern
------------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern that raise substantial doubt about the Company's ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs to the Company interest free.

Note 9 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.




















                                25




                            SIGNATURES
                            ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATALMA INDUSTRIES, INC., Registrant

Dated: March 29, 2004     By:/s/ Derick Sinclair
                          President, CEO, Treasurer, CFO,
                          Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

By: /s/ Derick Sinclair, President, CEO, Treasurer, CFO,
        Secretary and Director

Dated:  March 29, 2004


By: /s/ Rex S. Pegg, Vice President of Exploration

Dated:  March 29, 2004