Form 10-Q
period 2004-03-31
NATALMA INDUSTRIES INC
filed 2004-05-25
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

Registrant's telephone number, including area code:
(604) 924-8000

                               None
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the registrant's common stock as of March 31, 2004 was 11,777,500. The Post-Effective Amendment to
Registrant's Form SB-2 and all exhibits thereto, filed under SEC
File Number 333-79405, are incorporated herein by reference.

                             PART 1

Item 1. Financial Statements
----------------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2003, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-79405.

                   NATALMA INDUSTRIES, INC.
                       Balance Sheet
                        A S S E T S
                        -----------
                                   March 31   December 31
 			            2004         2003
                                  ---------   -----------
Current Assets
--------------
Cash                              $235,535     $234,478
                                  --------     --------
Total Current Assets               235,535      234,478

Total Assets                      $235,535     $234,478
                                  ========     ========

              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Accounts payable                  $ 1,700      $  2,250
                                  -------       -------
Total Current Liabilities           1,700         2,250
                                  -------       -------
Total Liabilities                   1,700         2,250

Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,778        11,778
25,000,000 authorized shares,
par value $.001, 11,777,500
shares issued and outstanding
Additional Paid-In-Capital        331,152       331,152
Accumulated Deficit during the
Development Period               (109,095)     (110,702)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                         233,835       232,228
                                  -------       -------
Total Liabilities and
Shareholders' Equity              235,535       234,478
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
         Statement of Operations (Unaudited)
        ------------------------------------
                                  For the Three Months
                                         Ended
                                 March 31      March 31
                             -----------------------------
                                  2004          2003
                             ==============  =============
Revenues:
---------
Revenues                         1,694               -
                               -------          --------
Total Revenues                 $ 1,694          $    -

Expenses:
---------
Professional fees                    -              800
Operating Expenses                  87                1
                               -------          -------
Total Expenses                      87              801

Net Income before Taxes       $  1,607             (801)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                  -               -
Net Income (Loss)             $  1,607             (801)
                               =========        ========
Basic and Diluted
Earnings Per Common Share      (0.0001)         (0.0001)
                              ---------         --------
Weighted Average number of
Common Shares used in per
share calculations           11,777,500       11,500,000
                             ==========       ==========

The accompanying notes are integral part of the consolidated financial statements.


              NATALMA INDUSTRIES, INC.
       Statement of Stockholders' Equity As of
              March 31, 2004 (Unaudited)

                                                    Stock-
                      $0.001  Paid-In  Accumulated  holders
            Shares  Par Value Capital   Deficit     Equity
            ------  --------- -------  -----------  -------
Balance,
January 1,
2001
          11,500,000  11,500  53,930    (59,540)     5,890

Net Income
(Loss)        -         -        -       (9,690)    (9,690)
          ==========  ======  ======    =======     ======
Balance,
December
31, 2001 11,500,000   11,500  53,930    (69,230)    (3,800)
         ----------   ------  ------     ------     ------
Issuance
of common
stock       252,500      253 252,247               252,500

Expenses
for stock
offering     25,000       25  24,975                25,000

Net Income
(Loss)                                  (34,009)   (34,009)
        -----------  ------- -------    -------   ---------
Net Income
(Loss)                                      -           -
        -----------  ------- -------    -------   ---------
Balance,
December
31, 2002 11,777,500   11,778  331,152   (103,239)   239,691
        -----------  ------- --------   --------  ---------
Net Income
(Loss)                                    (7,463)    (7,463)
        -----------  ------- --------   --------  ---------
Balance,
December
31, 2003 11,777,500   11,778  331,152   (110,702)   232,228
        -----------  ------- --------   --------  ---------
Net Income
(Loss)                                     1,607      1,607
         ----------   ------  -------   --------    -------
Balance,
March 31
2004     11,777,500   11,778  331,152   (109,095)   233,835
         ==========   ======  =======   =========   =======

The accompanying notes are integral part of the consolidated financial statements.

                NATALMA INDUSTRIES, INC.
          Statement of Cash Flows (Unaudited)
                     ------------------------------------
                         For the Three Months Ended
                                  March 31
                     ------------------------------------
                            2004            2003
                     ---------------- ---------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)          $  1,607     $   (801)
Adjustments to reconcile
net loss to net cash
provided (used) for
operating activities:
  Increase (Decrease) in
  Accounts Payable             (550)         450
                          ---------       --------
Total Adjustments              (550)         450
                          ---------       --------
Net Cash Used in
Operating Activities       $  1,057      $   351
Cash Flows from
Investing Activities:
---------------------
Purchase of Mineral Properties    -           -
                           ---------     ---------
Net Cash Used in Investing
Activities                 $      -      $    -
                           ---------     ---------
Cash Flows from
Financing Activities:
---------------------
Proceeds from Issuance
of Stock                          -           -
Costs Incurred to
Raise Capital                     -           -
                          ---------       --------
Net Cash Provided for
Financing Activities      $       -      $    -
                          ---------       --------
Net Increase(Decrease)
in Cash                   $  1,057       $   (351)
Cash Balance, Begin Period 234,478        241,441
                          --------        -------
Cash Balance, End Period   235,535        241,090
                          ========        =======
Supplemental Disclosures:
Cash Paid for Interest    $    -         $    -
Cash Paid for income taxes     -              -
Stock Issued for Option
  to Purchase                  -              -
Stock Issued for
  Repayment of Shareholder
  Advances                     -              -

The accompanying notes are integral part of the consolidated financial statements.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------
NATURE OF BUSINESS
------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,777,500 common shares issued and outstanding as of December 31, 2003 and March 31, 2004.

Financial Statement Presentation
--------------------------------
The consolidated unaudited interim financial statements of the Company as of March 31, 2004 and for the three months ended
March 31, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of their operations for the three months ended March 31, 2004 and 2003, and their cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (con't)
----------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and Amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

Note 2 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 U.S. in cash. On May 11, 1999 the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter reruns on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002. The Company has expensed the cost of the option when the payments were paid in March 16, 1999. The company did not complete the minimum $80,000, Canadian, exploration and development work on the properties before the required date of September 1, 2002 and is in negotiations to extend the deadline to December 31, 2004.

Note 3 - RELATED PARTIES
------------------------
During 2002, a major shareholder advanced the Company a total of $5,000 which was repaid from the proceeds of stock issued in 2002.

Note 4 - SUBSEQUENT EVENTS
--------------------------
On March 25, 2004 the Company announced signed a letter of Intent to acquire the assets and operations of Concrete Preservative International Inc. ("CPI"). CPI proposes to manufacture and sell a unique line of linseed oil based concrete preservative products. The products are unlike anything on the market in that the preservatives penetrate concrete to provide protection against the elements in all types of climatic conditions. The products are highly effective in extending the useful life and reducing the maintenance cost of all types of concrete structures. The Company is continuing its due diligence in accordance with the letter of intent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three months ended March 31, 2004, we had revenues of $1,694, which consisted of interest earned on our cash in the bank, as compared to no revenues for the three months ended March 31, 2003. For the three months ended March 31, 2004, we incurred operating expenses of $87, compared to net operating expenses of $801 for the three months ended March 31, 2003. These expenses consisted of general operating expenses and accounting andprofessional fees incurred in connection with the day-to-day operation of our business.

Our net income for the three months ended March 31, 2004 was $1,607, as compared to a net loss of $801 for the three months ended March 31, 2003.

There was no cash provided by financing activities for the three months ended March 31, 2004 or 2003.

Our ability to continue as a going concern is dependent on our ability to expand our business operations and generate revenues or raise additional funds, when necessary, through thee sale of our equity securities for use in administrative and business activities.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $235,535 at March 31, 2004 to satisfy our cash requirements for at least the next nine months without having to raise additional funds or seek bank loans, while we continue to expand our business operations sufficient to generate revenues.

Plan of Operation
-----------------
During the next twelve months, we intend to continue our business operations, concentrating on research and development of our properties and possible acquisition of additional business opportunities to generate revenues.

We intend to continue aggressively seeking a joint venture partner to assist with the exploration and development of our properties; however, to date, we have not yet entered into any serious negotiations with any possible joint venture partner. We are hoping to find a partner to begin development of our properties this summer, when the roads in the area leading to our mining claims are cleared and passable. We are continuing to study data and perform research activities on the properties and surrounding areas in anticipation of implementing our proposed exploration and development plans in mid-summer 2004.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next nine months.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income, revenues or income from operations.

On March 25, 2004, we signed a letter of Intent to acquire the assets and operations of Concrete Preservative International Inc. ("CPI"). CPI proposes to manufacture and sell a unique line of linseed oil based concrete preservative products. The products are unlike anything on the market in that the preservatives penetrate concrete to provide protection against the elements in all types of climatic conditions. The products are highly effective in extending the useful life and reducing the maintenance cost of all types of concrete structures. We are currently conducting due diligence in accordance with the letter of intent and further information will be filed on Form 8-K if we decide to proceed with the acquisition once our due diligence is completed.

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in our Form 10SB, filed with the U.S. Securities and Exchange Commission under CIK Number 0001077915.

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

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2
Registration Statement, filed under CIK Number 0001077915, filed on May 27, 1999, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification
  99.2          Sec. 906 Certification


B) There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                       NATALMA INDUSTRIES, INC.,
                       a Nevada corporation (Registrant)


Dated: May 14, 2004    By:/s/ Derick Sinclair, President, CEO,
                           Secretary, Treasurer, CFO and Director

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

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) that there were no significant deficiencies in the design or operation of our internal controls which could adversely affect our ability to record, process, summarize and report financial data and have advised our auditors that there were no material weaknesses in internal controls that we are aware of; and

   (b) that there is no fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	May 14, 2004         /s/ Derick Sinclair
                              ----------------------------------------
                              Derick Sinclair, Chief Executive Officer,
                              Chief Financial Officer and Chairman
                              of the Board of Directors