Form 10QSB
period 2004-09-30
NATALMA INDUSTRIES INC
filed 2004-11-15
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At September 30, 2004, there were 11,777,500 shares of our common stock issued and outstanding.

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

                   NATALMA INDUSTRIES, INC.
                       Balance Sheet
                        A S S E T S
                        -----------
                                 September 30 December 31
                                     2004        2003
                                  ---------   -----------
Current Assets
--------------
Cash                              $229,233     $234,478
                                  --------     --------
Total Current Assets               229,233      234,478
                                  --------     --------
Total Assets                      $229,233     $234,478
                                  ========      =======

              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Accounts payable                  $ 1,500      $  2,250
                                  -------       -------
Total Current Liabilities           1,500         2,250
                                  -------       -------
Total Liabilities                   1,500         2,250

Commitments and
Contingencies                           -             -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common Stock                       11,778        11,778
25,000,000 authorized shares,
par value $.001, 11,777,500
shares issued and outstanding
Additional Paid-In-Capital        331,152       331,152
Accumulated Deficit during the
Development Period               (115,197)     (110,702)
                                  -------       -------
Total Stockholders' Equity
(Deficit)                         227,733       232,228
                                  -------       -------
Total Liabilities and
Shareholders' Equity              229,233       234,478
                                  =======       =======

The accompanying notes are integral part of the consolidated financial statements.


                     NATALMA INDUSTRIES, INC.
                     Statement of Operations
                         (Unaudited)                                  From
                            ------------------   -------------------  Inception
                            Three Months Ended   Nine Months Ended    on July 9,
                               September 30         September 30      1998 to
                            ------------------   -------------------  September 30
                              2004       2003       2004     2003        2004
                            =========  ========   ======== =========  =========
Revenues:
---------
Revenues                          814       567      2,508       566     1,380
                            --------- ---------  --------- ---------  ---------
Total Revenues              $     814 $     567  $   2,508 $     566  $  1,380

Expenses:
--------
Professional fees                  67       866      4,290     4,300    46,458
Travel                            919         -      2,066         -       919
Option to Purchase
  mineral property                  -         -          -         -    55,500
Operating Expenses                324       15        647       124     12,553
                            --------- ---------  --------- ---------  --------
Total Expenses                  1,310      881      7,003     4,424   $115,430

Net Income before Taxes     $   (496) $   (881)  $ (4,495) $ (3,858) $(114,050)

Provision for Income Taxes:
---------------------------
Income Tax Benefit                  -         -          -          -
Net Income (Loss)           $   (496) $   (881)  $ (4,495) $ (3,858) $(114,050)
                            ========== ========= ========== ========== =======
Basic and Diluted
Earnings Per Common Share       (0.00)    (0.00)     (0.00)    (0.00)   (0.01)
                            ---------- --------- ---------  ---------- -------
Weighted Average number of
Common Shares used in per
share calculations         11,777,500 11,500,000 11,777,500 11,500,000 11,500,000
                           ========== ========== ========== ========== ==========

The accompanying notes are integral part of the consolidated financial statements.

                        NATALMA INDUSTRIES, INC.
              Statement of Stockholders' Equity As of
                     September 30, 2004 (Unaudited)

                                                    Stock-
                      $0.001  Paid-In  Accumulated  holders
            Shares  Par Value Capital   Deficit     Equity
            ------  --------- -------  -----------  -------
Balance,
January 1,
2001
          11,500,000  11,500  53,930    (59,540)     5,890

Net Income
(Loss)        -         -        -       (9,690)    (9,690)
         ----------   ------  ------     ------     ------
Balance,
December
31, 2001 11,500,000   11,500  53,930    (69,230)    (3,800)
         ----------   ------  ------     ------     ------
Issuance
of common
stock       252,500      253 252,247               252,500

Expenses
for stock
offering     25,000       25  24,975                25,000

Net Income
(Loss)                                  (34,009)   (34,009)
         ----------  ------- -------    -------   ---------
Balance,
December
31, 2002 11,777,500   11,778  331,152   (103,239)   239,691
         ----------   ------  -------   --------    -------
Net Income
(Loss)                                    (7,463)    (7,463)
         ----------   ------  -------   --------    -------
Balance,
December 31,
2003     11,777,500   11,778  331,152   (107,097)   235,833
         ----------   ------  ------     ------     -------
Net Income
(Loss)                                    (4,495)    (4,495)
         ----------   ------  -------   --------    -------
Balance,
September 30,
2004     11,777,500   11,778  331,152   (115,197)   227,733
         ==========   ======  =======   =========   =======


The accompanying notes are integral part of the consolidated financial statements.

                       NATALMA INDUSTRIES, INC.
                       Statement of Cash Flows
                            (Unaudited)
                         ---------------------------------
                             For the Nine Months Ended
                                   September 30
                         ---------------------------------
                               2004              2003
                         ---------------   ---------------
Cash Flows from
Operating Activities:
---------------------
Net Income (Loss)          $    (4,495)     $     (3,858)
Adjustments to reconcile
net loss to net cash provided
(used) for operating
activities:
  Increase (Decrease) in
  Accounts Payable                 (750)             450
                           ------------     ------------
Total Adjustments                  (750)             450
                           ------------     ------------
Net Cash Used in
Operating Activities       $     (5,245)     $    (3,408)

Cash Flows from
Financing Activities:
---------------------
Stockholder Advance                   -                -
Proceeds from Issuance
of Stock                              -                -
Costs Incurred to
Raise Capital                         -                -
                           ------------     ------------
Net Cash Provided for
Financing Activities       $          -     $          -
                           ------------     ------------
Net Increase(Decrease)
in Cash                    $     (5,245)    $    (3,408)
Cash Balance, Begin Period      234,478          241,441
                           ------------     ------------
Cash Balance, End Period   $    229,233     $    238,033
                           ============     ============
Supplemental Disclosures:
Cash Paid for interest     $          -     $          -
Cash Paid for income taxes $          -     $          -
Stock Issued for Option
 to Purchase                          -                -
Stock Issued for Repayment
 of Shareholder Advances              -                -

The accompanying notes are integral part of the consolidated financial statements.

                     NATALMA INDUSTRIES, INC.
                 Notes to Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
NATURE OF BUSINESS
------------------
Organization
------------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 25,000,000 authorized common shares with a par value of $.001 per share and with 11,777,500 common shares issued and outstanding as of December 31, 2003 and September 30, 2004.

Financial Statement Presentation
--------------------------------
The consolidated unaudited interim financial statements of the Company as of September 30, 2004 and for the three months ended September 30, 2004, included herein have been prepared in accordance with the instructions to Form 10QSB under the Securities Exchange
Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 consolidated balance sheet was derived from audited financial statements, but doe snot include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company at September 30, 2004, and the results of their operaitons for the three months ended September 30, 2004 and 2003, and their cash flows for the nine months ended September 30, 2004 and 2003.

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

NOTE 2 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to
Purchase Agreement with an unrelated third party (Seller) wherein the Compnay would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 US in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 US in cash. On May 11, 1999, the Company issued 500,000 shares of its common stock. In addition, the Company agreed to pay a 2% net smelter return on all minerals produced by the properties to the Seller and to complete a minimum of $80,000 Canadian in exploration and development work on the properties on or before September 1, 2002. The Company expensed the cost of the option when the payments were paid in March 1999.
The Company did not complete the minimum $80,000 Canadian in exploration and development work on the properties before the required date of September 1, 2002 and extended the deadline to December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.
Results of Operations
---------------------
The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003; and should further be read in conjunction with the financial statements included in this report.Comparisons made between reporting periods herein are for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003.

For the three months ended September 30, 2004, we had revenues of $814, as compared to $567 for the three months ended September 30, 2003. These revenues were realized from interest earned on our cash in the bank. For the three months ended September 30, 2004, we incurred net operating losses of $496 as compared to net operating losses of $881 for the three months ended September 30, 2003. Most of our expenses comprise legal and professional fees incurred in connection with the preparation and filing of our public offering and registration documents.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $229,233 at September 30, 2004 and as of the date of the filing of this report, to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our property acquisition and to repay outstanding indebtedness. We did not raise any cash through financing activities during the three or nine months ended September 30, 2004.

Shareholder's equity as of September 30, 2004, was $227,733, as compared to $232,228 at December 31, 2003.

Plan of Operation
-----------------
We are a start-up, exploration stage company and have not yet generated any revenues. We are continuing our esearch on surrounding properties in order to establish the most efficient exploration program. During the next 12 months, we intend to establish and begin our exploration program. We will begin our Phase 1 program by subcontracting with approximately three (3) geologists and a blasting crew with equipment to locate and extract mineral samples on our property. All samples will then be sent to an assay lab for analysis and geological reports prepared.

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

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in its Form 10-KSB as of December 31, 2003, which can be found on the SEC Website at www.sec.gov under SEC File Number 333-79405

The financial statements and accompanying notes included herein were prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. These important accounting policies include the successful efforts method of accountingfor property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

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

ITEM 3.         CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our sole officer and director, Derick Sinclair, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, Mr. Sinclair, who serves as our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

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

                           NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)


Dated: November 13, 2004  By:/s/ Derick Sinclair, President, CEO,
                           Secretary, Treasurer, CFO, Principal
                           Accounting Officer and Director