Form 10KSB
period 2004-12-31
NATALMA INDUSTRIES INC
filed 2005-04-14
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                  Commission File Number: 333-79405
                         NATALMA INDUSTRIES, INC.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               88-0409369
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

      1550 Ostler Court
   N. Vancouver, B.C., Canada                 V7G 2P1
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                        (604) 924-8000
                 --------------------------------
                    (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended December 31, 2004. At December 31, 2004, 8,777,500 shares of our common stock were held by non-affiliates. Our common stock is currently listed for quotation in the pink sheets under the symbol NTAL; however, no active trading market has yet commenced. Issuer had a total of 11,777,500 shares of Common Stock issued and outstanding at December 31, 2004. Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form SB-2 Registration Statement, which can be found on the SEC website at www.sec.gov under our SEC File No. 333-79405.

Transitional Small Business Disclosure Format: Yes   No X

                      Forward Looking Statements
                      --------------------------

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.




                        Available Information
                        ---------------------

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                             PART I
                             ======
Item 1. Business
----------------
General
-------
Natalma Industries, Inc. was incorporated in the State of Nevada on July 9, 1998 and is engaged in the acquisition and exploration of mining properties. Registrant is a relatively new company and, as such, is considered to be a junior mining company. It is common practice in the mining industry for a junior mining company to complete exploration activities on a property to determine if any minerals exist. At such time as mineralization is located, a junior mining company then attempts to recruit a major mining company, with ample cash reserves and equipment, to assist in the development of a property. As a junior mining company, Registrant intends to conduct exploration activities on its properties and, if warranted, will seek a major mining company to joint venture in any development and/or production. However, Registrant has not yet commenced any exploration activities and there is no guarantee it will locate any mineralization on its properties or, if mineralization is located in a quantity sufficient to warrant development, there is no guarantee it will be able to recruit a major mining company as a joint venture partner. Registrant has been seeking to find a joint venture partner for its exploration program, however, has not yet been successful in doing so. In the event Registrant is unable to enter into a joint venture agreement with a major mining company to assist in the development of its properties, as a junior mining company with limited cash reserves, Registrant will likely be required to raise additional monies, either through sales of its equity securities or through loans from financial institutions or third parties, prior to commencement of any development activities on its properties.

Description of Mining Properties
--------------------------------
In December, 1998, Registrant entered into an Option to Purchase Agreement with John Martin, an unrelated third party, to acquire 100% of the rights, titles and interests in and to a total of 10 mining claims in the North Mt. Lorne Properties, Per 1-10 mineral claims, Grant No. YC08501-YC08510, in the Whitehorse
Mining  District,  Yukon Territory, Canada, in exchange for
$55,000 U.S. in cash and 500,000 shares of Registrant's restricted common stock. On December 1, 1998, Mr. Martin obtained an option to the same claims from Mr. Costas Takkas, an unrelated third party. The terms of the options are identical except Mr. Martin received 500,000 shares of restricted common stock and $5,000 for his assignment to Registrant. On March 16, 1999, Registrant exercised its Option and acquired the mining claims. Registrant also agreed to pay a 2% net smelter return, which means 2% of the net proceeds from the sale of any minerals after deducting the costs of extracting and smelting the minerals, excluding any administrative or selling costs, to Mr. Martin, which he, in turn, must pay to Mr. Takkas, on any and all minerals located and produced on the properties. In addition, Registrant was required to complete a minimum of $80,000 Cdn. Exploration and development work on the properties on or before September 1, 1999; however, since Registrant had not completed the exploration work on the properties, this date was once again extended by a verbal agreement between the parties to December 31, 2005.

The existing roads leading to the properties in the Yukon Territory are rough-graded dirt and, during rainy weather, are sometimes inaccessible or washed out. To date, Registrant has not performed any geological work on any of the claims, as it will not be able to perform full exploration without the assistance of a major mining company. Registrant is concentrating all of its current efforts on finding a partner before the Option expires on December 31, 2005.

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

Government Regulations
----------------------
Registrant will also be subject to all the laws, rules and regulations which govern the mineral processing and mining industry in Canada. Registrant intends to fully comply with all environmental, health and safety laws, rules, regulations and statutes.

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

Employees and Employment Agreements
-----------------------------------
At present, Registrant has no employees, other than Derick Sinclair, its President, Secretary, Treasurer and Chairman of the Board, who is not presently compensated for their services and do not have employment agreementswith us. Initially, Registrant intends to use the services of subcontractors for all exploration work on its properties. Registrant does not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 2. Properties
------------------
Registrant does not own any property other than the rights to the mining claims disclosed above in Item 1. Registrant currently conducts business operations from the home of its President and Chairman of the Board, Mr. Derick Sinclair, in North Vancouver, B.C., Canada, on a rent-free basis. Once Registrant begins its exploration and development program on the mining claims, it intends to set up a remote office trailer on or near the properties to conduct all business operations.

Item 3. Legal Proceedings
-------------------------
Registrant is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the three months ended December 31, 2004.

                             PART II
                             =======

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters
 -------------------------------------------------------------------
Our Common Stock, par value $.001, is listed for quotation in the pink sheets under the symbol NTAL; however, no active trading market in our securities has yet commenced.

As of December 31, 2004 there were 26 holders of record of our Common
Stock.

A total of 3,000,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 8,000,000 of the issued and outstanding shares were sold in a public offering registered and qualified in the State of Nevada in 1998, pursuant to an exemption provided by Regulation D, Rule 504. In addition, in 2002, an additional 252,500 shares were sold to unrelated third parties to pursuant to a Form-SB2 registration statement filed with the U.S. Securities and Exchange Commission. These securities are unrestricted securities, as that term is defined, and may be publicly sold at any time, without restriction.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2004, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
-------------------------------------------------------------------
Results of Operations
---------------------
We incurred net operating losses of $5,480 for the year ended December 31, 2004, as compared to net operating losses of $7,463 for the year ended December 31, 2003. Total expenses for the year ended December 31, 2004 were $5,480, consisting of $6,018 in professional fees and $2,736 in general operating expenses, as compared to $7,806 in professional fees and $223 in operating expenses for the year ended December 31, 2003. Interest income on our cash in the bank for the year ended December 31, 2004 was $3,274, as compared to $566 for the year ended December 31, 2003.

We commenced limited business operations; are still in the exploration stage and, at December 31, 2004 and as of the date of the filing of this annual report, have not yet realized any income.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $228,798 at December 31, 2004 and as of the date of the filing of this annual report to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We are continuing our search for a joint venture partner to continue with the exploration and development of our mining properties. As of the date of this annual report, we have not yet generated any revenues.

Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plans could fail.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, they also advised that the going concern opinion is expected to be alleviated once we have an established business, have accomplished predictable levels of expenditure and have attained the financing or income to support those expenditures for a period in excess of one year.

No cash was generated from financing activities during the year ended December 31, 2004.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Item 7. Financial Statements.
-----------------------------
Following are our audited financial statements for the year ended December 31, 2004.

                       NATALMA INDUSTRIES, INC.

                     Audited Financial Statements

                      December 31, 2004 and 2003












                       Bateman & Co., Inc., P.C.
                     Certified Public Accountants
                           5 Briardale Court
                        Houston, TX. 77027-2904
                           (713) 552-9800

BATEMAN & CO., INC., P.C.
Certified Public Accountants
5 Briardale Court
Houston, TX. 77027-2904
(713) 552-9800
Fax (713) 552-9700
www.batemanhouston.com

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Natalma Industries, Inc.

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Natalma Industries, Inc. (a Nevada corportion and an exploration stage company) as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004 and and for the period from inception, July 9, 1998 through December 31, 2004.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Natalma Industries, Inc. as of December 31, 2003 and for the year then ended, and the cumulative statement of operations, stockholders' equity and cash flows from inception, July 9, 1998, through December 31, 2003, were audited by other auditors whose report dated February 6, 2004, expressed an unqualified opinion on those statements. Our report on the cumulative statements of operations, stockholders' equity, and cash flows from inception, July 9, 1998, through December 31, 2004, insofar as it relates to amounts for periods ending on or prior to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natalma Industries, Inc. (an exploration stage enterprise) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from inception, July 9, 1998, through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bateman & Co., Inc., P.C.
    Houston, Texas
    April 12, 2005
                                 Member
            International Association of Practising Accountants
              Offices in Principal Cities Around The World

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

/s/ Clyde Bailey P.C.
    San Antonio, Texas
    February 6, 2004                11


                         NATALMA INDUSTRIES, INC.
                   (An Exploration Stage Enterprise)
                              Balance Sheets

A S S E T S
-----------
                                            December 31
                                       ----------------------
                                          2004        2003
                                       ----------   ---------
Current Assets
--------------
Cash                                   $ 228,798    $ 234,478
                                       ---------    ---------
Total Current Assets                     228,798      234,478

  Total Assets                         $ 228,798    $ 234,478
                                       =========    =========
L I A B I L I T I E S
---------------------
Current Liabilities
-------------------
Accounts Payable                           2,050        2,250
Officer Advances                               -            -
                                       ---------    ---------
Total Current Liabilities                  2,050        2,250
                                       ---------    ---------
  Total Liabilities                        2,050        2,250
                                       =========    =========
Commitments and Contingencies                  -           -

S T O C K H O L D E R S '    E Q U I T Y
----------------------------------------
Common Stock
  75,000,000 authorized shares,
  par value $.001
  11,777,500 shares issued and
  outstanding                             11,778       11,778
Additional Paid-in-Capital               331,152      331,152
Accumulated deficit during the
  exploration period                    (116,182)    (110,702)
                                       ---------    ---------
Total Stockholders' Equity               226,748      232,228
                                       ---------    ---------
Total Liabilities and Stockholders'
  Equity                               $ 228,798    $ 234,478
                                       =========    =========

 The accompanying notes are an integral part of these financial statements.

                        NATALMA INDUSTRIES, INC.
                   (An Exploration Stage Enterprise)
                        Statements of Operations
                                                              (From 7/9/98)
                                    For the Years Ended         (Initial)
                                        December 31           to December 31
                                      2004       2003             2004
                                   ---------------------      --------------
Revenues:
--------
Revenues                                  -           -                 -
                                   -----------  --------        ----------
Expenses:
--------
Professional Fees                       6,018      7,806            48,185
Other general and administrative
  expenses                              2,736        223            16,337
                                   -----------  --------        ----------
Total operating expenses                8,754      8,029            64,522
                                   -----------  --------        ----------
Income (loss) from operations          (8,754)    (8,029)          (64,522)
                                   -----------  --------        ----------
Other Income (Expense):
----------------------
Interest Income                         3,274        566             3,840
Expired Option to Purchase
  Mineral Property                        -            -            55,500
                                   -----------  --------        ----------
Total Other Income (Expense)            3,274        566             3,840
                                   -----------  --------        ----------
Income before Taxes on Income          (5,480)    (7,463)         (116,182)

Provision (credit) for Income Taxes:
-----------------------------------
Income Tax (benefit)                      -            -                -
                                   -----------  --------        ----------
Net Income (Loss)                  $   (5,480)  $ (7,463)       $ (116,182)
                                   ===========  ========        ==========
Basic and Diluted Earnings
Per Common Share                        (0.00)     (0.00)
                                   -----------  --------
Weighted Average number of
Common Shares used in per
share calculations                 11,777,500  11,777,500
                                   -----------  --------

The accompanying notes are an integral part of these financial statements.

                       NATALMA INDUSTRIES, INC.
                  (An Exploration Stage Enterprise)
                 Statements of  Stockholders' Equity

                                        Accumulated
                                          Deficit
                      $.001   Paid-In   During the         Stockholders'
            Shares  Par Value Capital  Exploration Period     Equity
            ------  --------- ------- -------------------  ------------
Balance,
July 9, 1998
(Inception)       -   $    -   $    -     $      -           $      -

Issuance of
Common
Stock     3,000,000    3,000      -            -              3,000
Net Income
(Loss)          -        -        -            -                  -
          ---------  --------  -------   ----------         --------
Balance,
December
31, 1998  3,000,000    3,000      -            -              3,000
Issuance of
Common
Stock     8,500,000    8,500     72,000        -             80,500

Expenses
for stock
offering        -        -       18,070        -            (18,070)
Net Income
(Loss)          -        -        -         (57,849)        (57,849)
          ---------  --------  --------   ----------         --------
Balance
December 31,
1999     11,500,000   11,500     53,930     (57,849)          7,581
         ----------  --------  --------   ----------         --------
Net Income
(Loss)          -         -       -          (1,691)         (1,691)
          ---------  -------    -------    ----------        --------
Balance
December 31,
2000     11,500,000   11,500     53,930     (59,540)          5,890
          ---------  --------  --------   ----------         --------
Net Income
(Loss)          -         -        -         (9,690)         (9,690)
          ---------  --------  --------   ----------         --------
Balance
December 31,
2001     11,500,000   11,500     53,930     (69,230)         (3,800)
         ----------  --------  --------   ----------         --------
Issuance of
Common
Stock       252,500      253    252,247           -         252,500

Expenses of
stock
offering     25,000       25     24,975           -          25,000
Net Income
(Loss)          -         -        -        (34,009)        (34,009)
          ---------  --------  --------   ----------         --------
Balance,
December
31, 2002  11,777,500   11,778   331,152     (103,239)        239,691

Net Income
(Loss)          -         -        -         (7,463)         (7,463)
          ---------  --------  --------   ----------       --------
Balance,
December
31, 2003 11,777,500   11,778   331,152     (110,702)        232,228
         ----------  --------  --------    ---------       --------
Net Income
(Loss)          -         -        -         (5,480)         (5,480)
          ---------  --------  --------   ----------       --------
Balance,
December
31, 2004 11,777,500   11,778   331,152     (116,182)        226,748
         ==========  =======   ========   =========        =========

The accompanying notes are an integral part of these financial statements.

                           NATALMA INDUSTRIES, INC.
                        (An Exploration Stage Enterprise)
                           Statements of Cash Flows
                                                          From
                                 For the Years Ended  7/9/98 (Initial)
                                      December 31     to December 31
                                  2004          2003        2004
                                 ----------------------------------
Cash Flows from Operating Activities:
-------------------------------------
     Net Income (Loss)           $ (5,480)      (7,463)  $(116,182)
  Changes in operating assets
  and liabilities:
     Stock Issued for Services
      and Mineral Option                -           -        3,500
     Increase(Decrease)in
      Accounts Payable                (200)        500       6,250
                                 ----------------------------------
Net Cash Flows from Operating
Activities                          (5,680)      (6,963)   (106,432)

Cash Flows from Investing Activities:
------------------------------------
                                        -           -            -
                                 ----------------------------------
Net Cash Flows from Investing
Activities                              -           -            -
                                 ----------------------------------
Cash Flows from Financing Activities:
-------------------------------------
 Payments on Stockholder Advance        -           -       (4,200)
 Proceeds from Issuance of Stock        -           -      357,500
 Costs Incurred to Raise Capital        -           -      (18,070)
                                  ----------------------------------
Net Cash Flows from
Financing Activities                    -           -      335,230
                                 ----------------------------------
Net Increase(Decrease) in Cash   $ (5,680)     (6,693)     228,798

Cash and equivalents,
 beginning of period              234,478     241,441            -
                                 ----------------------------------
Cash and equivalents, end
of period                        $228,798    $234,478     $228,798
                                 ==================================
Supplemental Disclosures:
 Cash Paid for interest         $      -     $     -        $     -
 Cash Paid for income taxes     $      -     $     -        $     -
 Stock Issued for Option to
    Purchase                           -           -       500,000
 Stock Issued for Services             -           -     3,025,000

The accompanying notes are an integral part of these financial statements.

                       NATALMA INDUSTRIES, INC.
                    (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS

Note 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------
Organization
-----------
Natalma Industries, Inc. ("the Company") was incorporated under the laws of the State of Nevada on July 9, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company intends to engage in the acquisition and exploration of mining properties.The Company intends to conduct exploration activities on its properties and, if warranted, will seek a major mining company to joint venture in any development and/or production. The Company is currently based in North Vancouver, BC, Canada.

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

Accounting Method
-----------------
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. The functional currency is the U.S. Dollar, and the financial statements are presented in U.S. Dollars.

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

Fair value of financial instruments and derivative financial instruments
------------------------------------------------------------------------
The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

                       NATALMA INDUSTRIES, INC.
                    (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements
--------------------------------
In June 2001, the FASB issued SFAS No 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting

                         NATALMA INDUSTRIES, INC.
                    (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS

the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of ]Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects
of Disposal of a Segment of a Business,  and Extraordinary, Unusual,
and Infrequently Occurring Events and Transactions". Any gain or loss on  extinguishments  of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that
have economic effects similar to sale-leaseback   transactions.   These
lease   provisions   are  effective  for transactions  occurring  after
May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position, results of operations or cash flows.

In December 2004, FASB Statement Number 123, "Share-Based Payment," was revised. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). Previously, the intrinsic value method could be used for such awards. The effect of the pronouncement on the Company's financial statements has not been determined. If it issues stock options in the future, it will be required to follow this pronouncement.

Note 2 - FUTURE OPERATIONS
--------------------------
At December 31, 2004, the Company was not currently engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions without compensation until a business operation can be commenced. Management believes the Company has sufficient capital to implement its business plans, and thus will continue as a going concern during this period while the plans are implemented.

Note 3 - COMMON STOCK
---------------------
No common shares were issued in 2004 or 2003.

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

Note 4 - SUPPLEMENTARY OF SCHEDULE OF NONCASH ACTIVITIES
--------------------------------------------------------
No amounts were actually paid for either interest or income taxes during the years ended December 31, 2004 and 2003.

During the year ended December 31, 1999, deferred offering cost of $12,885 previously included in organization costs, were charged to additional paid-in-capital in accordance with Staff Accounting Bulletin 5A.

On May 11, 1999 a related third party acquired a total of 500,000 shares of the Company's common stock as partial payment for mineral properties.

Note 5 - MINERAL PROPERTIES
---------------------------
On December 11, 1998, the Company entered into an Option to Purchase Agreement with an unrelated third party, ("Seller) wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 U.S. in cash and to issue 500,000 shares of its common stock. On March 16, 1999, the Company consummated the Agreement by paying the Seller $55,000 U.S. in cash. On May 11, 1999 the Company issued 500,000 shares of its common stock. In addition, the Company has agreed to pay a 2% net smelter reruns on all minerals produced by the properties to the Seller, and to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before September 1, 2002. The Company has expensed the cost of the option when the payments were paid in March 16, 1999. The Company did not complete the minimum $80,000, Canadian, exploration and development work on the properties before the required date of September 1, 2004. The Company has received a verbal extension to complete a minimum of $80,000, Canadian, exploration and development work on the properties on or before December 31, 2005.

Note 6 - RELATED PARTIES
------------------------
During 2002, the advance from a major shareholder of the Company that totaled $4,200 was repaid.

Note 7 - INCOME TAXES
---------------------
The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

                                            December 31  December 31
                                                2004         2003
                                            ------------------------
Refundable Federal income tax
  attributable to:
   Current opertions                         $ (1,800)    $ (2,500)
Less, Change in valuation allowance             1,800        2,500
                                            ------------------------
    Net refundable amount                           -            -
                                            ========================

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                            December 31  December 31
                                                2004         2003
                                            ------------------------
Deferred tax asset attributable to:
   Net operating loss carryover              $ 15,900    $  14,100
Less, Valuation allowance                     (15,900)     (14,100)
                                            ------------------------
    Net deferred tax asset                          -            -
                                            ========================

At December 31, 2004, we had an unused net operating loss carryover approximating $46,900 that is available to offset future taxable income; it expires beginning in 2018.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
--------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. Our former accountant, Clyde Bailey, PC, resigned in March 2005 for health and other reasons, at which time, we appointed Bateman & Co., Inc., P.C., an independent certified public accounting firm located in Houston, Texas, as our principal accounting firm. Clyde Bailey's audit report on our financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

The decision to change auditors was recommended to the stockholders and approved by the Board of Directors and by majority vote of the stockholders, based solely on the reason that Clyde Bailey, PC, resigned for health and other reasons. There have been no disagreements with Clyde Bailey PC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.

Item 8a. Accounting Controls and Procedures
-------------------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this annual report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

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

                              PART III
                              ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                        Age     Position(s)
----                        ---     -----------

Derick Sinclair             46       President, CEO, Secretary,
1550 Ostler Court                    Treasurer, CFO and Chairman
N. Vancouver, B.C.                   of the Board
Canada V7G 2P1


(1) Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

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

To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

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

Item 10.  Executive Compensation
--------------------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Derick Sinclair   2004  None    None   None      None      None
President, CEO,
CFO, Secretary,
Treasurer and
Director
-----------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management
------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,800,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner                    Ownership (1)            Class
----------------        ---------------------       ----------

Derick Sinclair               3,000,000                25%
1550 Ostler Court
N. Vancouver, B.C.
Canada V7G 2P1

------------------------------------------------------------------------
Officers and Directors
as a Group (3 persons)        3,000,000                25%

(1) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
Registrant is currently using the home of its President and CEO, Derick Sinclair, on a rent-free basis to conduct its business operations. There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Sinclair to use his home. Registrant does not have any other related transactions and has not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File No. 333-79405, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31            Sec. 302 Certification of President/CEO and CFO
  32            Sec. 906 Certification of President/CEO and CFO

(b) Our current report on Form 8-K, filed March 15, 2005, reflecting our change in auditors, is incorporated here in by this reference and can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 333-79405.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003 were $1,500 per year and the review for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2004 and December 31, 2003 were $1,500 per year.

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended December 31, 2004 and 2003 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
December 31, 2004 and 2003 were nil.

All Other Fees
--------------
We incurred no other fees during the fiscal years ended December 31, 2004 and 2003 for products and services rendered by our principal accountant.



                              SIGNATURES
                              ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          NATALMA INDUSTRIES, INC., Registrant

Dated: April 15, 2005     By:/s/ Derick Sinclair
                          President, CEO, Treasurer, CFO,
                          Secretary and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ Derick Sinclair,
--------------------------------------       Dated: April 15, 2005
By: Derick Sinclair, President, CEO,
Treasurer, CFO, Secretary and Director