Form 10QSB
period 2005-03-31
NATALMA INDUSTRIES INC
filed 2005-05-17
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At March 31, 2005, there were 11,777,500 shares of our common stock issued and outstanding.

                          TABLE OF CONTENTS
                          -----------------

                   PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 9

Item 3.  Controls and Procedures...................................... 10

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 11

Signatures............................................................ 11


                    PART 1. FINANCIAL INFORMATION
                    -----------------------------

Item 1. Financial Statements
----------------------------
The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the our Form 10KSB for the year ended December 31, 2004, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-79405.

                   NATALMA INDUSTRIES, INC.
              (An Exploration Stage Enterprise)
                       Balance Sheets
                        A S S E T S
                        -----------
                                  March 31,   December 31,
                                     2005        2004
                                  (Unaudited)   (Audited)
                                  ---------   -----------
Current Assets
--------------
Cash                              $ 228,441    $ 228,798
                                  ---------    ---------
Total current assets                228,441      228,798
                                  ---------    ---------
Total assets                      $ 228,441    $ 228,798
                                  =========    =========
              L I A B I L I T I E S
              ---------------------
Current Liabilities
-------------------
Accounts payable and
 accrued expenses                    2,600        2,050
Officer advances                         -            -
                                   -------      -------
Total current liabilities            2,600        2,050
                                   -------      -------
Total liabilities                    2,600        2,050
                                   -------      -------
Commitments and contingencies            -            -

          S T O C K H O L D E R S' E Q U I T Y
          ------------------------------------
Common stock
75,000,000 authorized shares,
par value $.001, 11,777,500
shares issued and outstanding        11,778      11,778

Additional paid-in capital          331,152     331,152

Accumulated deficit during the
 exploration period                (117,089)   (116,182)
                                  ---------   ---------
Total stockholders' equity          225,841     226,748
                                  ---------    --------
Total liabilities and
stockholders' equity              $ 228,441   $ 228,798
                                  =========   =========

The accompanying notes are integral part of these financial statements.

                     NATALMA INDUSTRIES, INC.
               (An Exploration Stage Enterprise
                 Statements of Operations
                          (Unaudited)

                            ----------------------------   Inception,
                             For the Three Months Ended   July 9, 1998,
                                      March 31               through
                                2005             2004     March 31, 2005
                            -------------    -----------  --------------
Revenues:
---------
Revenues                     $         -     $         -    $        -
                             -----------     -----------    ----------
Operating Expenses:
-------------------
Professional fees                  1,836               -        50,021
Other general and
administrative expenses                6              87        16,343
                             -----------     -----------    ----------
Total operating expenses           1,842              87        66,364
                             -----------     -----------    ----------
Income(loss) from operations      (1,842)            (87)      (66,364)
                             -----------     -----------    ----------
Other income (expense):
-----------------------
Interest income                      935           1,694         4,775
Expired option to purchase
mineral property                       -               -      (55,500)
                             -----------     -----------    ----------
Total other income (expense)         935           1,694      (50,725)
                             -----------     -----------    ----------
Income before taxes on income      (907)           1,607     (117,089)

Provision(credit) for Income Taxes:
-----------------------------------
Income tax (benefit)                  -               -             -
                             -----------     -----------    ----------
Net income(loss)             $     (907)     $     1,607    $(117,089)
                             ===========     ===========    ==========
Basic and diluted                 (0.00)            0.00
earnings per common share    -----------     -----------

Weighted average number of
common shares used in per    11,777,500       11,777,500
share calculations           ==========      ===========

  The accompanying notes are integral part of these financial statements.

                       NATALMA INDUSTRIES, INC.
                  (An Exploration Stage Enterprise)
                 Statements of  Stockholders' Equity

                                        Accumulated
                                          Deficit
                      $.001   Paid-In   During the         Stockholders'
            Shares  Par Value Capital  Exploration Period     Equity
            ------  --------- ------- -------------------  ------------
Balance,
July 9, 1998
(Inception)       -   $    -   $    -     $      -           $      -

Issuance of
Common
Stock     3,000,000    3,000      -            -              3,000
Net Income
(Loss)          -        -        -            -                  -
          ---------  --------  -------   ----------         --------
Balance,
December
31, 1998  3,000,000    3,000      -            -              3,000
Issuance of
Common
Stock     8,500,000    8,500     72,000        -             80,500

Expenses
for stock
offering        -        -       18,070        -            (18,070)
Net Income
(Loss)          -        -        -         (57,849)        (57,849)
          ---------  --------  --------   ----------         --------
Balance
December 31,
1999     11,500,000   11,500     53,930     (57,849)          7,581
         ----------  --------  --------   ----------         --------
Net Income
(Loss)          -         -       -          (1,691)         (1,691)
          ---------  -------    -------    ----------        --------
Balance
December 31,
2000     11,500,000   11,500     53,930     (59,540)          5,890
          ---------  --------  --------   ----------         --------
Net Income
(Loss)          -         -        -         (9,690)         (9,690)
          ---------  --------  --------   ----------         --------
Balance
December 31,
2001     11,500,000   11,500     53,930     (69,230)         (3,800)
         ----------  --------  --------   ----------         --------
Issuance of
Common
Stock       252,500      253    252,247           -         252,500

Expenses of
stock
offering     25,000       25     24,975           -          25,000
Net Income
(Loss)          -         -        -        (34,009)        (34,009)
          ---------  --------  --------   ----------         --------
Balance,
December
31, 2002  11,777,500   11,778   331,152     (103,239)        239,691

Net Income
(Loss)          -         -        -         (7,463)         (7,463)
          ---------  --------  --------   ----------       --------
Balance,
December
31, 2003 11,777,500   11,778   331,152     (110,702)        232,228
         ----------  --------  --------    ---------       --------
Net Income
(Loss)          -         -        -         (5,480)         (5,480)
          ---------  --------  --------   ----------       --------
Balance,
December
31, 2004 11,777,500   11,778   331,152     (116,182)        226,748

Net Income
(Loss)          -         -        -           (907)           (907)
          ---------  --------  --------   ----------       --------
Balance,
March 31,
2005     11,777,500   11,778   331,152     (117,089)        225,841
         ==========  =======   ========   =========        =========

The accompanying notes are an integral part of these financial statements.

                        NATALMA INDUSTRIES, INC.
                  (An Exploration Stage Enterprise)
                        Statements of Cash Flows
                              (Unaudited)

                            ----------------------------   Inception,
                             For the Three Months Ended   July 9, 1998
                                     March 31                Through
                            ----------------------------     March 31
                                2005             2004          2005
                            -------------    -----------    ----------
Cash flows from operating activities:
-------------------------------------
Net income (loss)            $     (907)      $    1,607    $ (117,089)
Changes in operating assets
 and liabilities:
Stock issued for services
 and mineral option                    -               -         3,500
Increase (decrease) in               550           (550)         6,800
 accounts payable           -------------    -----------    ----------
Net cash flows from                 (357)          1,057      (106,789)
 operating activities       -------------    -----------    ----------

Cash flows from
investing activities:                   -              -             -
---------------------       -------------    -----------    ----------
Net cash flows from                     -              -             -
 investing activities       -------------    -----------    ----------

Cash flows from
financing activities:
---------------------
Payments on stockholder advance        -               -        (4,200)
Proceeds from issuance of stock        -               -       357,500
Costs incurred to raise capital        -               -       (18,070)
                            -------------    -----------    ----------
Net cash flows from                    -               -       335,230
financing activities        -------------    -----------    ----------
Net increase (decrease) in cash     (357)          1,057       228,441

Cash and equivalents,             228,798        234,478            -
 beginning of period        -------------    -----------    ----------

Cash and equivalents,       $     228,441    $   235,535   $  228,441
end of period               =============    ===========    ==========

Supplemental cash flow disclosures:
Cash paid for interest      $          -     $         -    $        -
Cash paid for income taxes  $          -     $         -    $        -
Stock issued for option
 to purchase                           -               -       500,000
Stock issued for services              -               -     3,025,000

The accompanying notes are integral part of these financial statements.

                        NATALMA INDUSTRIES, INC.
                     Notes to Financial Statements
                             March 31, 2005
                              (Unaudited)

The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included our Form 10-KSB for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Note 1 - EXPLORATION STAGE ENTERPRISE
-------------------------------------
The Company is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7 and Industry Guide 7 of the SEC Industry Guide. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Note 2 - FUTURE OPERATIONS
--------------------------
At December 31, 2004, the Company was not currently engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions without compensation until a business operation can be commenced. Management believes the Company has sufficient capital to implement its business plan, and thus will continue as a going concern during this period
while the plans are implemented.   No value has been recorded in the
financial statements for the services rendered by officers and directors, as the amount is immaterial to the financial statements.

Note 3 - RELATED PARTIES
------------------------
Accounts payable and accrued expenses include $500 payable to the
spouse of our President and CEO.   Professional fees include $500 for
services rendered by the spouse.

Note 4 - INCOME TAXES
---------------------
The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

                        NATALMA INDUSTRIES, INC.
                     Notes to Financial Statements
                             March 31, 2005
                              (Unaudited)

The provision for refundable Federal income tax consists of the following:
                                                 March 31,  December 31,
                                                    2005         2004
                                                (Unaudited)   (Audited)
                                             --------------------------
Refundable Federal income tax attributable to:
 Current operations                               ($300)       $(1,800)
 Less, Change in valuation allowance                300          1,800
                                             --------------------------
    Net refundable amount                             -              -
                                             ==========================

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                 March 31,  December 31,
                                                   2005           2004
                                                (Unaudited)   (Audited)
                                            ---------------------------
Deferred tax asset attributable to:
 Net operating loss carryover                    $16,200        $15,900
 Less, Valuation allowance                       (16,200)       (15,900)
                                             --------------------------
    Net deferred tax asset                             -              -
                                             ==========================


At March 31, 2004, we had an unused net operating loss carryover approximating $47,800 that is available to offset future taxable income; it expires beginning in 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 333-79405.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Results of Operations
---------------------
Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004
-------------------------------------------------------------------------------
We are an exploration stage company and have not yet generated any revenues since inception.

Our operating expenses for the period ended March 31, 2005 were $1,842, consisting of general and administrative expenses of $6 and professional fees of $1,836, as compared to operating expenses of $87 for the three months ended March 31, 2004, consisting solely of general and administrative expenses. The increase in operating expenses for the three months ended march 31, 2005 was attributed to professional fees incurred to prepare and file our annual report for the year ended December 31, 2004 during the quarter.

Net loss was $907 or $NIL per share for the three months ended March 31, 2005 as compared to a net profit of $1,607 or $NIL per share for the three months ended March 31, 2004.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $228,441 in cash in the bank.

Net cash used in operating activities for the three months ended March 31, 2005 was $357, as compared to net cash generated by operating activities of $1,057 for the three months ended March 31, 2004. Net cash used in operating activities in the three months ended March 31, 2005 was attributed to general and administrative expenses incurred in day-to-day operations. Net cash generated by operating activities in the three months ended March 31, 2004 was attributed to Interest income offset by general and administrative expenses incurred in day-to-day operations

There were no cash flows from investing or financing activities during the three months ended March 31, 2005 or 2004.

Our stockholders' equity was $225,841 at March 31, 2005.

While we believe our current capital will be sufficient to sustain operations for the next twelve months, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations or execute our business plans.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Plan of Operation
-----------------
In December, 1998, we entered into an Option to Purchase Agreement with John Martin, an unrelated third party, to acquire 100% of the rights, titles and interests in and to a total of 10 mining claims in the North Mt. Lorne Properties, Per 1-10 mineral claims, Grant No. YC08501-YC08510, in the Whitehorse Mining District, Yukon Territory, Canada, in exchange for $55,000 U.S. in cash and 500,000 shares of Registrant's restricted common stock. On March 16, 1999, we exercised the Option and acquired the mining claims. As part of the Agreement, we agreed to pay a 2% net smelter return, which means 2% of the net proceeds from the sale of any minerals after deducting the costs of extracting and smelting the minerals, excluding any administrative or selling costs, to Mr. Martin on any and all minerals we may locate and produce on the properties. In addition, we were required to complete a minimum of $80,000 Cdn. Exploration and development work on the properties on or before September 1, 1999; however, since we have not yet completed the exploration work on the properties, this date has been extended by a verbal agreement between the parties to December 31, 2005.

The existing roads leading to the properties in the Yukon Territory are rough-graded dirt and, during rainy weather, are sometimes inaccessible or washed out. To date, we have not performed any geological work on any of the claims, as we will not be able to perform full exploration without the assistance of a major mining company. We are concentrating all of our current efforts on finding a partner before the Option expires on December 31, 2005.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.


                 PART II - OTHER INFORMATION
                 ---------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on May 27, 1999, under SEC File Number 333-79405:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
* 10.1                Option to Purchase Agreeement
* 10.2                Assignment of Option to Purchase
* 10.3                Amendment to Option to Purchase
  31                  Sec. 302 Certification
  32		      Sec. 906 Certification

B) One report on Form 8-K filed was during the quarter to disclose our changein accounting firms due to the resignation of our previous auditors. The Form 8-K can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-79405.

                        SIGNATURES
                        ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)

Dated: May 16, 2005       /s/ Derick Sinclair
                          By: Derick Sinclair, President, CEO,
                              Secretary, Treasurer, CFO, Principal
                              Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)

Dated: May 16, 2005       /s/ Derick Sinclair
                          By: Derick Sinclair, President, CEO,
                              Secretary, Treasurer, CFO, Principal
                              Accounting Officer and Director