Form 10KSB/A
period 2004-12-31
NATALMA INDUSTRIES INC
filed 2005-08-10
CIK 1077915

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

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

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

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File No. 333-79405, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31            Sec. 302 Certification of President/CEO and CFO
* 32            Sec. 906 Certification of President/CEO and CFO

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



                          NATALMA INDUSTRIES, INC., Registrant

Dated: August 5, 2005     By:/s/ Derick Sinclair
                          President, CEO, Treasurer, CFO,
                          Secretary and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ Derick Sinclair,
--------------------------------------       Dated: August 5, 2005
By: Derick Sinclair, President, CEO,
Treasurer, CFO, Secretary and Director