Form 10QSB
period 2005-06-30
NATALMA INDUSTRIES INC
filed 2005-08-12
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                        FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At June 30, 2005, there were 11,777,500 shares of our common stock issued and outstanding.

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

Item 1. Financial Statements
----------------------------
The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the our Form 10KSB/A for the year ended December 31, 2004, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-79405.

                   NATALMA INDUSTRIES, INC.
              (An Exploration Stage Enterprise)
                       Balance Sheets

-------------------------------------------------------------------------------

                                 30 June 2005     31 December 2004
                                  (Unaudited)        (Audited)
                                            $                    $
				 ------------     ----------------
Assets
------
Current
-------
Cash and cash equivalents            225,959              228,798
                       		 ------------     ---------------
                                     225,959              228,798
                                 ============     ===============

Liabilities
-----------
Current
-------
Accounts payable and accrued
liabilities (Note 3)                   1,965                2,050
                                 ------------    ----------------

Shareholders' equity
--------------------
Capital stock (Note 5)

Authorized
30 June 2004 - 25,000,000 of
common shares, par value $0.001

30 June 2005 - 75,000,000 of
common shares, par value $0.001

Issued and outstanding
11,777,500 common shares              11,778               11,778

Additional paid-in capital           331,152              331,152

Deficit, accumulated during
the exploration stage               (118,936)            (116,182)
                                 ------------    ----------------
                                     223,994              226,748
                                 ------------    ----------------
                                     225,959              228,798

                                 ============    ================


The accompany notes are an integral part of these financial statements.




                              Natalma Industries Inc.
                        (An Exploration Stage Enterprise)
                             Statements of Operations
                                    (Unaudited)
                                                                                           Inception,
                                 --------------------------   -------------------------   July 9, 1998
		                 For the three months ended    For the six months ended     Through
                                           June  30                    June 30              June 30,
                                      2005        2004              2005       2004          2005
                                 -----------  -------------   -----------   -----------   ------------
Revenues:
--------
Revenues                         $         -   $         -      $       -    $       -     $       -
                                 -----------  -------------   -----------   -----------   ------------
Expenses:
--------
Professional fees                      2,890         4,292          4,726        4,224         52,911
Other general and administrative
  expenses                               141             6            146          322         15,336
Travel                                     -         1,147              -        1,147          1,147
                                  -----------  -------------   -----------   -----------   ------------
Total Operating Expenses                3.031        5,445          4,872        5,693         69,394
                                  -----------  -------------   -----------   -----------   ------------
Income (loss) from operations          (3,031)      (5,445)        (4,872)      (5,693)       (69,394)
                                  -----------  -------------   -----------   -----------   ------------
Other income (expense):
----------------------
Interest income                        1,184             -          2,118        1,694          5,958
Expired option to purchase
  mineral property                         -             -              -            -        (55,500)
                                  -----------  -------------   -----------   -----------   ------------
Total other income (expense)           1,184             -          2,118        1,694          5,958
                                  -----------  -------------   -----------   -----------   ------------
Income before taxes on income     $   (1,847)  $    (5,445)    $   (2,754)   $  (3,999)    $ (118,936)
                                  ===========  =============   ===========   ===========   ============
Provision (credit) for
income taxes:
----------------------
Income tax (benefit)                      -             -              -            -               -
                                  -----------  -------------   -----------   -----------   ------------
Net income (loss)                  $   (1,847)  $    (5,445)    $   (2,754)   $  (3,999)    $ (118,936)
                                  ===========  =============   ===========   ===========   ============
Basic and diluted earnings
per common share                        (0.00)        (0.00)         (0.00)       (0.00)
                                  -----------  -------------   -----------   -----------

Weighted average number of
common shares used in per
share calculations                 11,777,500    11,777,500     11,777,500   11,777,500
                                  ===========  =============   ===========   ===========





The accompanying notes are an integral part of these financial statements.


                                    Natalma Industries Inc.
                              (An Exploration Stage Enterprise)
                                   Statements of Cash Flows
                                         (Unaudited)

                                                                                            Inception,
                                 --------------------------   -------------------------   July 9, 1998
		                 For the three months ended    For the six months ended     Through
                                           June  30                    June 30              June 30,
                                      2005        2004              2005       2004          2005
                                 -----------  -------------   -----------   -----------   ------------

Cash flows from operating
activities:
-------------------------
Net income (loss)                 $  (1,847)   $   (5,445)     $  (2,754)   $  (3,999)    $ (118,936)

Changes in operating assets
and liabilities:
  Stock issued for services
    and mineral option                    -             -              -            -          3,500
  Increase (decrease) in
    accounts payable                   (635)            -            (85)        (550)         6,165
                                  -----------  -------------   -----------   -----------   ----------
Net cash flows from
operating activities                 (2,482)       (5,445)        (2,839)      (4,549)      (109,271)

Cash flows from investing
activities
-------------------------                 -            -               -            -              -

                                  -----------  -------------   -----------   -----------   ----------
Net cash flows from financing
activities                                -            -               -            -              -
                                  -----------  -------------   -----------   -----------   ----------

Cash flows from financing
activities:
-------------------------
Payments on stockholder advance           -            -               -            -         (4,200)
Proceeds from issuance of stock           -            -               -            -        357,500
Costs incurred to raise capital           -            -               -            -        (18,070)
                                  -----------  -------------   -----------   -----------   ----------
Net cash flows from financing
activities                                -            -               -            -        335,230
                                  -----------  -------------   -----------   -----------   ----------
Net increase (decrease) in
cash                                 (2,482)      (5,445)         (2,839)      (4,549)       225,959


Cash and equivalents,
beginning of period                 228,441      235,374         228,798      234,478              -
                                  -----------  -------------   -----------   -----------   ----------

Cash and equivalents,
end of period                       225,959      229,929         225,959      229,929        225,959
                                 ============  =============   ===========   ===========   ==========

Supplemental cash flow disclosures:
----------------------------------
  Cash paid for interest         $        -     $      -       $       -     $      -      $       -
  Cash paid for income taxes     $        -     $      -       $       -     $      -      $       -
  Stock issued for option
    to purchase                           -            -               -            -        500,000
  Stock issued for services               -            -               -            -      3,025,000

The accompanying notes are an integral part of these financial statements.

                                    Natalma Industries Inc.
                              (An Exploration Stage Enterprise)
                                Notes to Financial Statements
                                        (Unaudited)
                                       June 30, 2005

1.  Nature and Continuance of Operations

Natalma Industries Inc. (the "Company") is an exploration stage enterprise, as defined in Financial Accounting Standards Board No. 7 and Industry Guide 7 of the SEC Industry Guide. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 30 June 2005 and for each of the three month and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $2,754 for the six month period ended June 30, 2005 (June 30, 2004-$3,999) and has working capital of $223,994 at June 30, 2005 (June 30, 2004-$228,229 and December 31, 2004-$226,748).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/orequity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during fiscal 2005. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2005, the Company was not currently engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions without compensation until a business operation can be commenced. Management believes the Company has sufficient capital to implement its business plan, and thus will continue as a going concern during this period while the plans are implemented. No value has been recorded in the financial statements for the services rendered by officers and directors, as the amount is immaterial to the financial statements.

2.  Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

These unaudited interim financial statements have been prepared in accordance with accounting policies as set out in the Company's audited financial statements for the year ended December 31, 2004, except as described in this note.

                                    Natalma Industries Inc.
                              (An Exploration Stage Enterprise)
                                Notes to Financial Statements
                                        (Unaudited)
                                       June 30, 2005


These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December
31, 2005. For further information, refer to the audited financial statements of the Company for the year ended December 31, 2004.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Revenue recognition

The Company is recognized the revenue in the year in which the related expenses are incurred.

Income taxes

The Company follows the Statement of Financial Accounting Standards Number
109 (SFAS 109), "Accounting for Income Taxes." Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reported period. Actual results could differ from these estimates.

Financial instruments

Financial instruments are initially recorded at historical costs. If subsequent circumstances indicate that a decline in fair value of a financial instrument is other than temporary, the financial asset is written-down to its fair value.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period's presentation.


3.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.  Related Party Transactions

During the three month period ended 30 June 2005, the Company paid or accrued professional fees of $250 (June 30, 2004-$Nil) to an indivdual related to a director of the Company.

5.  Capital Stock

Authorized

The total authorized capital is 75,000,000 of common shares with par value of $0.01.

                                    Natalma Industries Inc.
                              (An Exploration Stage Enterprise)
                                Notes to Financial Statements
                                        (Unaudited)
                                       June 20, 2005


6.  Income Taxes

The provision for refundable Federal income tax consists of the following:

                                             June 30, 2005      December31, 2004
                                                        $                      $
                                             ------------       ----------------
Deferred tax asset attributable to:
Current operations                                  (300)                (1,800)
Less: Change in valuation allowance                  300                  1,800
                                             -----------        ---------------
  Net refundable amount                                -                      -
                                             ===========        ===============

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                             June 30, 2005      December31, 2004
                                                        $                      $
                                             ------------       ----------------
Net operating loss carryover                       16,200                 15,900
Less: Valuation allowance                         (16,200)               (15,900)
                                             ------------       ----------------
  Net deferred tax asset                                -                      -
                                             ============       ================

7.  Supplemental Disclosure with Respect to Cash Flows

                                                                           For the period
                                             For the six     For the six    from the date
                                            month period    month period  of inception on
                                                   ended           ended  July 9, 1998 to
                                            June 30,2005    June 30,2004    June 30, 2005
                                            ------------    ------------  ---------------
                                                       $               $                $
Cash paid during the period for interest               -               -                -

Cash paid during the period for income taxes           -               -                -

Stock issued for option to purchase                    -               -          500,000

Stock issued for services                                                       3,025,000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 333-79405.

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

Results of Operations
---------------------
Three Months Ended June 30, 2005 compared to Three Months Ended
June 30, 2004
----------------------------------------------------------------
We are an exploration stage company and have not yet generated any revenues since inception.

Our total expenses for the three month period ended June 30, 2005 were $3,031, consisting of professional fees in the amount of $$2,890 and operating expenses in the amount of $141, as compared to total expenses of $5,445 for the three month period ended June 30, 2004, consisting of professsional fees in the amount of $4,292, operating expenses of $6 and travel expenses of $1,147 for the three month period ended June 30, 2004.

Net loss was $1,847 or $0.01 per share for the three months ended June 30, 2005 as compared to a net loss of $5,445 or $0.01 per share for the three months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------
At June 30, 2005, we had $225,959 in cash in the bank.

Net cash flows from operating activities for the three months ended
June 30, 2005 was $(2,481), as compared to net cash flows from operating activities of $5,445 for the three months ended June 30, 2004.

There were no cash flows from investing or financing activities during the three months ended June 30, 2005 or June 30, 2004.

Our stockholders' equity was $223,994 at June 30, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating toour company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

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

B) One report on Form 8-K was filed subsequent to the period ended June 30, 2005 to disclose our change in accounting firms. The Form 8-K can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-79405.


                        SIGNATURES
                        ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)

Dated: August 8, 2005       /s/ Derick Sinclair
                          By: Derick Sinclair, President, CEO,
                              Secretary, Treasurer, CFO, Principal
                              Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)

Dated: August 8, 2005       /s/ Derick Sinclair
                          By: Derick Sinclair, President, CEO,
                              Secretary, Treasurer, CFO, Principal
                              Accounting Officer and Director