Form 10QSB/A
period 2005-03-31
NATALMA INDUSTRIES INC
filed 2005-08-15
CIK 1077915

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

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
* 10.1                Option to Purchase Agreeement
* 10.2                Assignment of Option to Purchase
* 10.3                Amendment to Option to Purchase
  31               Sec. 302 Certification
* 32		      Sec. 906 Certification

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

                           NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)

Dated: August 9, 2005     /s/ Derick Sinclair
                          By: Derick Sinclair, President, CEO,
                              Secretary, Treasurer, CFO, Principal
                              Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           NATALMA INDUSTRIES, INC.,
                           a Nevada corporation (Registrant)

Dated: August 9, 2005     /s/ Derick Sinclair
                          By: Derick Sinclair, President, CEO,
                              Secretary, Treasurer, CFO, Principal
                              Accounting Officer and Director