Form 10QSB
period 2005-09-30
NATALMA INDUSTRIES INC
filed 2005-11-15
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ---- to -----

               Commission File Number 333-79405

            TACTICAL AIR DEFENSE SERVICES, INC.
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

               Natalma Industries, Inc.
------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed Since Last Report



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate  by check mark  whether  the  registrant  is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes    No  X


At September 30, 2005, there were 3,925,855 shares of our common stock issued and outstanding.

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


              TACTICAL AIR DEFENSE SERVICES, INC.
              (formerly Natalma Industries, Inc.)
                (An Exploration Stage Company)
                        Balance Sheets
                  (Expressed in U.S. Dollars)
                         (Unaudited)

                                  As at 30     As at 30   As at 31
                                 September    September   December
                                      2005         2004       2004
                                         $            $          $
                                 ---------    ---------   --------
Assets
------
Current
-------
Cash and cash equivalents         $221,632     $229,233   $228,798
                                  ========     ========   ========
Liabilities
-----------
Current
-------
Accounts pyable and accrued
liabilities (Note 4)                 4,660        1,500      2,050
                                  --------     --------   --------

Stockholders' Equity
--------------------
Capital Stock (Note 5)
Authorized
 30 September 2005 - 1,000,000
 common shares, par value $0.001
 30 September 2004 - 25,000,000
 common shares
 31 December 2004 - 75,000,000
 common shares
Issued and outstanding
 30 September 2005 - 3,925,853
 common shares
 30 September 2004 -11,777,500
 common shares
 31 December 2004 - 11,777,500
 common shares                      3,926       11,778      11,778
Additional paid-in Capital        339,004      331,152     331,152
Deficit, accumulated during
 the exploration stage           (125,958)    (115,197)   (116,182)
                                 --------     --------    --------
                                  216,972      227,733     226,748
                                 --------     --------    --------
                                  221,632      229,233     228,798
                                 ========     ========    ========
Nature and Continuance of
Operations (Note 1)


       The accompanying notes are integral part of the consolidated financial statements.


                TACTICAL AIR DEFENSE SERVICES, INC.
              (formerly Natalma Industries, Inc.)
                (An Exploration Stage Company)
                    Statements of Operations
                  (Expressed in U.S. Dollars)
                         (Unaudited)

                                 For the       For the       For the       For the
                             three month   three month    nine month    nine month
                            period ended  period ended  period ended  period ended
                            30 September  30 September  30 September  30 September
                                    2005          2004          2005          2004
                                       $             $             $             $
                            ------------------------------------------------------

Expenses
--------
Operating                           118            324           264           647
Professional fees (Note 6)        8,246             67        12,972         4,290
Travel                                -            919             -         2,066
                            ------------------------------------------------------
Net Loss before other item       (8,364)        (1,310)      (13,236)       (7,003)

Other item
----------
Interest income                   1,342            814         3,460         2,508
                            ------------------------------------------------------
Net loss for the period          (7,022)          (496)       (9,776)       (4,495)
                            ======================================================

Basic and diluted
earnings per common share        (0.002)        (0.001)       (0.003)       (0.001)
                            ------------------------------------------------------

Weighted average number of
common shares used in per
share calculations            3,925,853     11,777,500      3,925,853   11,777,500
                            ======================================================













      The accompanying notes are integral part of the consolidated financial statements.


                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (An Exploration Stage Company)
                         Statements of Cash Flows
                       (Expressed in U.S. Dollars)
                              (Unaudited)



                                 For the       For the       For the       For the
                             three month   three month    nine month    nine month
                            period ended  period ended  period ended  period ended
                            30 September  30 September  30 September  30 September
                                    2005          2004          2005          2004
                                       $             $             $             $
                            ------------------------------------------------------

Cash flows from
operating activities
--------------------
Net loss for the period          (7,022)         (496)       (9,776)       (4,495)

Changes in operating
assets and liabilities
  Decrease (Increase) in
  accounts payable and
  accrued liabilities             2,695          (200)        2,610          (750)
                             -----------------------------------------------------
                                 (4,327)         (696)       (7,166)       (5,245)
                             -----------------------------------------------------
Cash flows from
investing activities                  -             -             -             -
                             -----------------------------------------------------

Cash flows from
financing activities                  -             -             -             -
                             -----------------------------------------------------
Decrease in cash and
cash equivalents                 (4,327)         (696)       (7,166)       (5,245)

Cash and cash equivalents,
beginning of period             225,959          229,929    228,798       234,478
                             -----------------------------------------------------
Cash and cash equivalents,
end of period                   221,632          229,233    221,632       229,233
                             =====================================================
Supplemental Disclosures
with Respect to Cash
Flows (Note 8)

     The accompanying notes are integral part of the consolidated financial statements.

                  TACTICAL AIR DEFENSE SERVICES, INC.
                 (formerly Natalma Industries, Inc.)
                  (An Exploration Stage Enterprise)
            Statements of Changes in Stockholders' Equity
                      (Expressed in U.S. Dollars)
                              (Unaudited)

                      Number of              Additional
                         Shares      Share      Paid-In   Accumulated  Stockholders'
                         Issued    Capital      Capital       Deficit        Equity
                                         $            $             $             $
                     --------------------------------------------------------------
Balance at
9 July 1998
(Inception)                  -           -            -             -             -

Shares issued
for cash             3,000,000       3,000            -             -         3,000

Balance at           --------------------------------------------------------------
31 December 1998     3,000,000       3,000            -             -         3,000

Shares issued
for cash             8,500,000       8,500       72,000             -        80,500
Expenses for stock
offering                     -           -      (18,070)            -       (18,070)
Net loss for the year        -           -            -       (57,849)      (57,849)
                     --------------------------------------------------------------
Balance at
31 December 1999    11,500,000      11,500       53,930       (57,849)        7,581
Net loss for the year        -           -            -        (1,691)       (1,691)
                     --------------------------------------------------------------
Balance at
31 December 2000    11,500,000      11,500       53,930       (59,540)        5,890
Net loss for the year        -           -            -        (9,690)       (9,690)
                     --------------------------------------------------------------
Balance at
31 December 2001    11,500,000      11,500       53,930       (69,230)       (3,800)
Shares issued
for cash               252,500         253      252,247             -       252,500
Expenses for stock
offering                25,000          25       24,975             -        25,000
Net loss for the year        -           -            -       (34,009)      (34,009)
                     --------------------------------------------------------------
Balance at
31 December 2002    11,777,500      11,778      331,152      (103,239)      239,691
Net loss for the year        -           -            -        (7,463)       (7,463)
                     --------------------------------------------------------------
Balance at
31 December 2003    11,777,500      11,778      331,152      (110,702)      232,228
                     --------------------------------------------------------------
Net loss for the year        -           -            -        (5,480)       (5,480)
                     --------------------------------------------------------------
Balance at
31 December 2004    11,777,500      11,778      331,152      (116,182)      226,748
Reverse split 1:3   (7,851,647)     (7,852)      (7,852)            -             -
Net loss for the
period                       -           -            -        (9,776)       (9,776)
                     --------------------------------------------------------------
Balance at
30 September 2005    3,925,853       3,926      339,004      (125,958)      216,972
                    ===============================================================

The accompanying notes are an integral part of these financial statements.

                  TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (An Exploration Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                           30 September 2005

1. Nature and Continuance of Operations
---------------------------------------
Tactical Air Defense Services, Inc. (formerly Natalma Industries, Inc.) (the "Company") is an exploration stage company, as defined in Financial Accounting Standards Board No. 7 and Industry Guide 7 of the SEC Industry Guide. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 30 September 2005 and for each of the three month and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $9,776 for the nine month period ended 30 September 2005 (30 September 2004 - $4,495) and has working capital of $216,972 at 30 September 2005 (30 September 2004 - $227,733 and 31 December 2004 - $226,748).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during fiscal 2005. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2005, the Company was not currently engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be commenced. Management believes the Company has sufficient capital to implement its business plan, and thus will continue as a going concern during this period while the plans are implemented.

                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (An Exploration Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                           30 September 2005


2. Significant Accounting Policies
----------------------------------
The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation
---------------------
These unaudited interim financial statements have been prepared in accordance with accounting policies as set out in the Company's audited financial statements for the year ended 31 December 2004, except as described in this note.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 30 September 2005 are not necessarily indicative of the results that may be expected for the year ended 31 December 2005.
For further information, refer to the audited financial statements of the Company for the year ended 31 December 2004.

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

Basic and diluted net loss per share
------------------------------------
The Company computes net income (loss) per share in accordance with SFAS No.128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if - converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti dilutive.

                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (An Exploration Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                           30 September 2005

Comprehensive loss
------------------
SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and cash equivalents
-------------------------
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs
----------------------
The Company has been in the exploration stage since its formation on 9 July 1998 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Financial instruments
----------------------
The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximates their fair value because of the short-term maturity of these instruments. The Company's operations are in the United States of America and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Revenue recognition
-------------------
The Company is recognized the revenue in the year in which the related expenses are incurred.


Income taxes
------------
The Company accounts for income taxes pursuant to the provisions of the SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Recent accounting pronouncement
-------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 123  (Revised 2004)  ("SFAS No.  123R"), Share-Based Payment. SFAS
No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No.123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No.123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (An Exploration Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                           30 September 2005

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between U.S GAAP and generally accepted accounting principles developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by SFAS No.153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similarproductive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset
relinquished.   The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005.
Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

FASB has also issued SFAS No. 151 and SFAS No. 152 but they will not have any relationship to the operations of the Company, therefore a description and its impact on the Company's operations for each, have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No.107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No. 123R.

Comparative figures
-------------------
Certain comparative figures have been adjusted to conform to the current period's presentation.

3. Mineral Properties
---------------------
On 11 December 1998, the Company entered into an Option to Purchase Agreement (the "Agreement") with an unrelated third party, ("Seller") wherein the Company would acquire 100% of the rights, title and interests in and to a total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The Agreement called for the Company to pay $55,000 in cash and to issue 500,000 shares of its common stock. On 16 March 1999, the Company consummated the Agreement by paying the Seller $55,000 in cash. On 11 May 1999, the Company issued 500,000 shares of its common share. In addition, the Company agreed to pay a 2% net smelter reruns on all minerals produced by the properties to the Seller, and to complete a minimum of Cdn$80,000 in exploration and development work on the properties on or before 1 September 2004. The Company expensed the cost of option when the payments were paid in 16 March 1999. The Company did not complete the minimum Cdn$80,000 in exploration and development work on the properties before the required date of 1 September 2004. The Seller has provided the Company with a verbal extension to 31 December 2005 to complete the minimum mineral property expenditures.

4. Accounts Payable and Accrued Liabilities
-------------------------------------------
Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5. Capital Stock
----------------
Authorized

The total authorized capital is 100,000,000 of common shares with par value of $0.001.

On 2 September 2005, the Company increased its authorized capital from 75,000,000 To 100,000,000.

Issued and outstanding

The total issued and outstanding capital stock is 3,925,853 common shares with a par value of $0.001 per share.

On 13 September 2005, the Company complete a one-third reverse split of its issued and outstanding common shares.

                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (An Exploration Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                           30 September 2005


6. Related Parties Transactions
-------------------------------
During the nine month period ended 30 September 2005, the Company entered into the following transactions with related parties:

i. Paid or accrued management fees of $4,500 (30 September 2004 - $Nil) to the Company's sole officer and director.

ii. Paid or accrued consulting fees of $1,250 (30 September 2004 - $Nil) to an individual related to the sole officer and director of the Company.

The amounts charged to the Company for the services provided have been determined by negotiation among the parties, and in certain cases, are covered by signed agreements. It is the position of the management of the Company that these transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

7. Income Taxes

The provision for refundable Federal income tax consists of the following:

                                     30 September 2005  31 December 2004
                                        (Unaudited)        (Audited)
                                             $                $
                                     -----------------  ----------------

Deferred tax asset attributable to:
Current operations                      (3,300)              (1,800)
Less: Change in valuation allowance      3,300                1,800
                                       -------              -------
  Net refundable amount                      -                    -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                     30 September 2005  31 December 2004
                                         (Unaudited)        (Audited)
                                             $                 $
                                     -----------------  ----------------

Net operating loss carryover              19,200              15,900
Less: Valuation allowance                (19,200)            (15,900)
                                         -------              ------
  Net deferred tax asset                       -                   -

As 30 September 2005, the Company has an unused net operating loss carry-forward of approximately $56,500 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires beginning in 2011.


8. Supplemental Disclosure with Respect to Cash Flows
-----------------------------------------------------

                          For the nine month   For the nine month
		                period ended         period ended
                           30 September 2005    30 September 2004
                                           $                    $
                          ------------------   ------------------

Cash paid during the
period for interest                        -                    -

Cash paid during the
period for income taxes                    -                    -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004; and should further be read in conjunction with the financial statements included in this report.Comparisons made between reporting periods herein are for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.

For the three months ended September 30, 2005, we earned interest of $1,342, as compared to $814 for the three months ended September 30, 2004. For the three months ended September 30, 2005, we incurred net operating losses of $7,022 as compared to net operating losses of $496 for the three months ended September 30, 2004. Most of our expenses comprise legal and professional fees incurred in connection with the preparation and filing of our quarterly reports and documents related to the change of our company name,the increase in our authorized capital and the the 1 for 3 reverse split ofour issued shares. Included in professional fees was $4,500 (30 September 2004 - $Nil) paid to the Company's sole officer and director and $1,250 (30 September 2004 - $Nil) to an individual related to the sole officer and director of the Company.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $221,632 at September 30, 2005 to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our property acquisition and to repay outstanding indebtedness. We did not raise any cash through financing activities during the three or nine months ended September 30, 2005.

Shareholder's equity as of September 30, 2005, was $216,972, as compared to $227,733 at September 30, 2004.

Plan of Operation
-----------------
We are a start-up, exploration stage company and have not yet generated any revenues. We are continuing our research on surrounding properties in order to establish the most efficient exploration program. During the next 12 months, we intend to establish and begin our exploration program. We will begin our Phase 1 program by subcontracting with approximately three (3) geologists and a blasting crew with equipment to locate and extract mineral samples on our property. All samples will then be sent to an assay lab for analysis and geological reports prepared.

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

Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in its Form 10-KSB as of December 31, 2004, which can be found on the SEC Website at www.sec.gov under SEC File Number 333-79405

The financial statements and accompanying notes included herein were prepared in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by management's application of accounting policies. These important accounting policies include the successful efforts method of accountingfor property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

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

B) There was one report on Form 8-K filed during the quarter.

                          SIGNATURES
                          ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                           TACTICAL AIR DEFENSE SERVICES, INC.,
                           a Nevada corporation (Registrant)


Dated: November 13, 2005   /s/ Derick Sinclair
                           ------------------------------------
                           bY: Derick Sinclair, President, CEO,
                           Secretary, Treasurer, CFO, Principal
                           Accounting Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           TACTICAL AIR DEFENSE SERVICES, INC.,
                           a Nevada corporation (Registrant)


Dated: November 13, 2005   /s/ Derick Sinclair
                           ------------------------------------
                           bY: Derick Sinclair, President, CEO,
                           Secretary, Treasurer, CFO, Principal
                           Accounting Officer and Director