Form 10KSB
period 2005-12-31
NATALMA INDUSTRIES INC
filed 2006-04-17
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2005
[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                  Commission File Number: 333-79405
                  TACTICAL AIR DEFENSE SERVICES, INC.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               88-0455809
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

      1550 Ostler Court
   N. Vancouver, B.C., Canada                 V7G 2P1
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                        (604) 924-8000
                 --------------------------------
                    (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark:

If the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

If the  Registrant  is not  required to file reports pursuant to
Section 13 orSection 15(d) of the Act. Yes __ No X

Whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

If the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Whether the registrant is a large accelerated filer, an accelerated filer or anon-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer. Accelerated filer [ ] Non-accelerated filer [x].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock as of December 31, 2005 was 3,925,855. Registrant had no revenues for the year ended December 31, 2005.




Registrant's common stock is listed on the OTCBB under the symbol
TADF; however no active trading market has yet commenced.

DOCUMENTS INCORPORATED BY REFERENCE: NONE


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




                        Available Information
                        ---------------------

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                             PART I
                             ======
Item 1. BUSINESS
----------------
General
-------
Tactical Air Defense Services, Inc. (formerly Natalma Industries, Inc.) was incorporated in the State of Nevada on July 9, 1998. Since inception, we have been a junior mining company engaged in the exploration of mining properties. We were unsuccessful in locating a joint venture partner to assist us in the development of our mining claims. As a result, we were unable to pay for and perform the exploration and development required in our agreement with the owners of our properties and lost our rights to the mining claims.

As a result, we are presently inactive and have determined that it is in the best interest of the shareholders of the corporation that we begin seeking potential operating businesses and business opportunities with the intent to acquire or merge with another business. We are presently considered a development stage company, and due to our status as a "shell" corporation, our principal business purpose is to locate and consummate a merger or acquisition with a private entity. No representation is made or intended that we will be able to carry out these proposed activities successfully or profitably.

Any target acquisition or merger candidate will become subject to the same quarterly and annual reporting requirements with the SEC upon consummation of any acquisition or business combination. Thus, in the event that we successfully complete an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate and such information will be filed on a current report with the SEC for public dissemination upon completion of any acquisition or business combination.

Source of Business Opportunities
--------------------------------
We intend to use various sources in our search for potential business opportunities, including our sole officer and director, business acquaintances, consultants, advisors, venture capitalists, members of the financial community and any others who may present management with unsolicited proposals. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence or development. Management cannot predict at this time the status or nature of any venture in which we may participate. The most likely scenario for a possible business arrangementwould involve the acquisition of or merger with an operating business which does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly-held corporation without the time and expense typically associated with an initial public offering; however, there is no assurance that any potential business opportunity will find us a viable merger candidate.

Evaluation Criteria
-------------------
Once we have identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them.

Management may elect to engage outside independent consultants to perform preliminary analyses of potential business opportunities. However, because no member of our management is a professional business analyst and we will rely on our own business judgment in formulating the types of businesses that we may acquire. It is quite possible that we will not have any business experience or expertise in the type of business engaged in by any potential acquisition or merger candidate.

In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to our shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because we have not finalized any specific business opportunity to date, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to us may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Presently, we cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which Registrant participates in a specific business opportunity will depend upon the nature of that opportunity and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization; however, we does not intend to participate in opportunities through the purchase of minority stock positions.

In September 2005, we signed a letter of intent to acquire all of the issued and outstanding capital stock of four wholly-owned subsidiaries of Aerogroup, Inc., a Utah corporation. Under the terms of the proposed acquisition, we are required to issue an aggregate of 13,000,000 shares of our common stock to Aerogroup. We are still in negotiations with Aerogroup and the agreement is subject to finalization by the parties and approval by the regulatory authorities.

Competition
-----------
Because we are no longer conducting operations and have not yet identified an acquisition or merger candidate, we are unable to evaluate the type and extent of our likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search for business opportunities.

Employees
---------
As of the date of this filing, we do not have any employees other than our sole officer and director, who is not paid for his services, and have no plans for retaining employees until such time as our business warrants the same, or until we successfully acquire or merge with an operating business. We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

ITEM 1A. RISK FACTORS
---------------------
Investing in our securities involves risks. You should carefully consider the following risk factors and the other information in this report, including our consolidated financial statements and related notes, before you decide to purchase our common stock. If any of the following risks occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

AS WE HAVE NO OPERATING HISTORY OR REVENUE AND ONLY MINIMAL ASSETS, THERE
IS A RISK THAT WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN AND CONSUMMATE A BUSINESS COMBINATION.
--------------------------------------------------------------------------
We have had no operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THE REPORT OF OUR INDEPENDENT AUDITORS INDICATES UNCERTAINTY CONCERNING OUR ABILITY TO CONTINUE AS A GOING CONCERN AND THIS MAY IMPAIR OUR ABILITY TO CONSUMATE A BUSINESS COMBINATION.
---------------------------------------------------------------------------
Our independent auditors have raised substantial doubt about our ability to continue as a going concern. We cannot assure you that this will impair our ability to consummate a business combination. Additionally, we cannot assure you that we will ever achieve significant revenues and therefore remain agoing concern.

THE NATURE OF OUR OPERATIONS IS HIGHLY SPECULATIVE AND THERE IS A CONSEQUENT RISK OF LOSS OF YOUR INVESTMENT.
----------------------------------------------------------------------------
The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

WE ARE IN A HIGHLY COMPETITIVE MARKET FOR A SMALL NUMBER OF BUSINESS OPPORTUNITIES WHICH COULD REDUCE THE LIKELIHOOD OF CONSUMMATING A SUCCESSFUL BUSINESS COMBINATION.
----------------------------------------------------------------------------
We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

WE HAVE NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND THEREFORE CANNOT GUARANTEE THAT WE WILL BE ABLE TO NEGOTIATE A BUSINESS COMBINATION ON FAVORABLE TERMS.
---------------------------------------------------------------------------
We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

IF WE CONSUMMATE A BUSINESS COMBINATION WITH A FOREIGN CORPORATION, WE MAY BE SUBJECT TO SIGNIFICANT RISKS, INCLUDING WORLDWIDE POLITICAL, ECONOMIC, LEGAL AND OTHER UNCERTAINTIES.
---------------------------------------------------------------------------
We may consummate a business consummation with a foreign corporation.
If so, our international operations may be subject to significant political and economic risks and legal uncertainties, including:

      o changes in economic and political conditions and in governmental policies,

      o     changes in international and domestic customs regulations,

      o     wars, civil unrest, acts of terrorism and other conflicts,

      o     natural disasters,

      o changes in tariffs, trade restrictions, trade agreements and taxation,

      o     difficulties in managing or overseeing foreign operations,

      o limitations on the repatriation of funds because of foreign exchange controls,

      o     different liability standards, and

      o     uncertainties related to foreign currency fluctuations.

The occurrence or consequences of any of these factors may harm our profitability in the future.

In addition, outside the United States it may be difficult for investors and stockholders to enforce judgments against a foreign corporation obtained in the United States in any such actions, including actions predicated upon civil liability provisions of the United States securities laws. If we consummate a business combination with a foreign corporation, it is likely that some, if not all, of the officers and directors of that corporation will become officers and directors of our company. Such officers and directors may reside outside the United States and the assets of these persons may be located outside of the United States. As a result, it may not be possible for investors toeffect service of process within the United States upon such persons, or toenforce against such persons judgments obtained in the United States courtspredicated upon the liability provisions of the United States securities laws.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGETCOMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.
---------------------------------------------------------------------------
While seeking a business combination, management anticipates devoting only a few hours per week to our affairs in total. None of our officers have entered into written employment agreements with us and none is expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

NONE OF OUR OFFICERS OR DIRECTORS HAS ANY EXPERIENCE WITH "SHELL" COMPANIES THAT YOU CAN USE TO EVALUATE OUR FUTURE POTENTIAL.
-----------------------------------------------------------------------
None of our officers or directors have any experience with "blank check/ shell" companies and are not currently involved with other "blank check/ shell company" offerings. We cannot assure you that our management's lack of experience will not adversely affect our ability to identify a suitable acquisition candidate and successfully negotiate a business combination. If we are unableto successfully attract an acquisition target, our common stock will have no value.


THERE MAY BE AN ABSENCE OF A TRADING MARKET, WHICH WOULD ELIMINATE OR ADVERSELYIMPACT YOUR ABILITY TO SELL OUR STOCK.
-------------------------------------------------------------------------
There currently is no trading market for our stock and a trading market will not develop for our common stock unless and until we successfully acquire a target company, commence business operations and are able to develop a market for our securities.

WE CANNOT GUARANTEE THAT A BUSINESS COMBINATION WILL MEET THE STATUTORY REQUIREMENTS OF A TAX-FREE REORGANIZATION OR THAT THE PARTIES WILL OBTAIN THE INTENDED TAX-FREE TREATMENT UPON A TRANSFER OF STOCK OR ASSETS AND YOU MAY THEREFORE BE SUBJECT TO TAXATION.
----------------------------------------------------------------------------
If a business combination does not meet the statutory requirements of a tax-free reorganization, the business combination could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction, including holders of our common stock.

THERE WILL BE ADDITIONAL DILUTION AS ADDITIONAL SHARES ARE ISSUED IN CONNECTION WITH A BUSINESS ACQUISITION OR COMBINATION, WHICH MAY DECREASE
THE MARKET PRICE OF OUR COMMON STOCK.
------------------------------------------------------------------------------
Once a business combination is consummated, additional securities offerings will likely have to be made in the future to meet additional cash flow needs. Such offerings may include warrants for issuance of additional common stock, further diluting the common stock outstanding. An increase in the number of our shares of common stock in the marketplace may result in a decrease of the market price for our common stock.

Item 2. PROPERTIES
------------------
We do not own any property and currently conduct business operations from the home of our President and Chairman of the Board, Mr. Derick Sinclair, in North Vancouver, B.C., Canada, on a rent-free basis.

Item 3. LEGAL PROCEEDINGS
-------------------------
Registrant is not a party to any legal proceedings and is unaware of any pending or threatened legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the three months ended December 31, 2005.

                             PART II
                             =======

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
 -------------------------------------------------------------------
Our Common Stock, par value $.001, is listed for quotation in the pink sheets under the symbol TADF; however, no active trading market in our securities has yet commenced.

We have adopted the policy to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our common stock in the foreseeable future.

At December 31, 2005, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
Since we have been inactive since 2004 and have not generated any revenues since inception, no selected historical financial and operating data for each of the five years through fiscal year 2005 are included herein. The only expenses incurred since inception have been in connection with the preparation and filing of documents used for our initial public offering and in subsequent registration statement and periodic report filings with the U.S. Securities and Exchange Commission. Our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2005 are included in their entirety in this Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
-------------------------------------------------------------------
This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contain forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives, and expectations, that are based on management's current opinions, beliefs, or expectations as to future results orfuture events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Anysuch forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements.

While made in good faith and with a reasonable basis in information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report.

The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause results to differ materially from those expressed in such forward-looking statements:

            -     the timely development and market acceptance of new products;

            - the financial resources of competitors and the impact of competitive products and pricing;

            - changes in general and industry specific economic conditions on a national, regional, or international basis;

            - changes in laws and regulations, including changes in accounting standards;

            - the timing and success of the implementation of changes in our operations to effect cost savings;

            -     opportunities that may be presented to and pursued by us;

            - our financial resources, including our ability to access external sources of capital; and

            - such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained elsewhere in this report.

Results of Operations
---------------------
We have not realized any revenues from inception to December 31, 2005 or the date of the filing of this annual report.

Year Ended December 31, 2005 as Compared to the Year Ended
December 31, 2004
----------------------------------------------------------
We incurred net operating losses of $22,941 for the year ended December 31, 2005, as compared to a net operating loss of $5,480 for the year ended December 31, 2004. Total expenses for the year ended December 31, 2005 were $27,281 for the year ended December 31, 2005, as compared to total expenses of $8,754 for the year ended December 31, 2004.

Legal and accounting fees increased from $2,675 for the year ended December 31,2004 to $9,587 for the year ended December 31, 2005, as a result of increases in fees charged by our accounting firms for auditing of our annual financial statements and review of our quarterly financial statements, as required to be filed with the SEC.

Consulting fees increased from $661 for the year ended December 31, 2004 to $2,000 for the year ended December 31, 2005, as a result of bookkeeping fees paid or accrued to a party related to our sole officer and director.

Filing fees increased from $1,329 for the year ended December 31, 2004 to $2,735 for the year ended December 31, 2005, as a result of the filing of documents, including an amendment to our articles of incorporation, to reflect an increase in our authorized capital in September 2005.

Management fees in the amount of $6,750 were paid or accrued as payable to our sole officer and director for the year ended December 31, 2005; no management fees were accrued and/or payable for the year ended December 31, 2004.

Other general and administrative expenses decreased from $4,089 for the year ended December 31, 2004 to $1,209 for the year ended December 31, 2005.
The decrease reflected a reduction in travel and office expenses since the company is no longer active, but rather, is seeking a potential business to acquire.

Mineral property expenditures in the amount of $5,000 were paid or accrued to a former Vice President and director for the year ended December 31, 2005; no mineral property expenditures were accrued or payable for the year ended Decemer 31, 2004.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $210,482 at December 31, 2005 and as of the date of the filing of this annual report to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We are continuing our search for a possible business to acquire.

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

No cash was generated from financing or investing activities during the year ended December 31, 2005.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Plan of Operation
-----------------
During the next twelve months, we will actively continue to seek out and investigate possible business opportunities with the intent to acquire and merge with one or more business ventures. In our search for business opportunities, management will follow the procedures outlined in Item 1 above. Because we lack substantial working capital funds, it may be necessary for our sole officer and director to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis whenever possible.

Management's discretion is unrestricted, and we may participate in any business whatsoever that may, in the opinion of management, meet the business objectives discussed herein. We may effectuate a business combination with a business outside the United States. We have not limited the scope of our search to any particular region.

We do not intend to utilize any notices or advertisements in our search for business opportunities.

Our sole officer and director will be primarily responsible for searching for an appropriate merger or acquisition candidate. However, to the extent that the existing stockholders are aware of any potential business acquisition candidates, they may also refer these to Registrant. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited.

Our principal business objective will be to seek long-term growth potential in the business in which we participate rather than immediate, short-term earnings. In seeking to attain its business objectives Registrant will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Management may also seek to become involved with other development-stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we proposes to engage and have not conducted any market studies with respect to business property or industry.

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event wedo need to raise capital, most likely the only method available to us would be through the private sale of its securities. Because of our status as a development-stage company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

We do not intend to use any employees, with the exception of part-time clerical assistance on an as-needed basis. Outside advisors, attorneys or consultants will only be used if they can be obtained for a minimal cost or for a deferred payment basis. Management is confident that it will be able to operate in this manner and continue its search for business opportunities during the next twelve months.

Critical Accounting Policies
----------------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

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

Item 7. Financial Statements.
-----------------------------
Following are our audited financial statements for the year ended December 31, 2005.

                  Tactical Air Defense Services, Inc.
                  (formerly Natalma Industries, Inc.)
                     (An Development Stage Company)


                         Financial Statements

                      (Expressed in U.S. Dollars)

                          31  December 2005

James Stafford
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)

We have audited the balance sheet of Tactical Air Defense Services, Inc. (formerly Natalma Industries, Inc.) as of 31 December 2005 and the related statements of operations, cash flows and changes in stockholders' equity for the year then ended. We have also audited the statements of operations, cash flows and changes in stockholders' equity for the period from the date of inception on 9 July 1998 through 31 December 2005, except that we did not audit these financial statements for the period from the date of inception on 9 July 1998 through 31 December 2004; those statements were audited by other auditors whose report dated 12 April 2005 expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our report, insofar as it relates to the amounts for the period from the date of inception on 9 July 1998 through 31 December 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2005 and the results of its operations, cash flows and changes in stockholders' equity for the year then ended and for the period from the date of inception on 9 July 1998 to 31 December 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Chartered Accountants
Vancouver, Canada

8 March 2006

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                        (A Development Stage Company)
                              Balance Sheets
                        (Expressed in U.S. Dollars)
                             As at 31 December


                                          2005        2004
                                             $           $

Assets
------
Current
-------
Cash and cash equivalents              $ 210,482    $ 228,798
                                       =========    =========

Liabilities
-----------
Current
-------
Accounts payable and accrued
liabilities (Note 4)                       6,675        2,050
                                       ---------    ---------
Stockholders' equity
--------------------
Capital stock (Note 5)
Authorized
 2005 - 100,000,000 common shares,
        par value $0.001
 2004 - 75,000,000 common shares,
        par value $0.001
Issued and outstanding
 2005 - 3,925,855 common shares
 2004 - 11,777,500 common shares           3,926       11,778
Additional paid-in-capital               339,004      331,152
Deficit, accumulated during the
  development stage                     (139,123)   (116,182)
                                       ---------    ---------
                                         203,807      226,748
                                       ---------    ---------
                                       $ 201,482    $ 228,798
                                       =========    =========




The accompanying notes are an integral part of these financial statements.

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                        (A Development Stage Company)
                          Statements of Operations
                         (Expressed in U.S. Dollars)


                                   Cumulative
                                      amounts
                                     from the
                                      date of
                                 inception on    For the   For the   For the
                                  9 July 1998       year      year      year
                                        to 31   ended 31  ended 31  ended 31
                                     December   December  December  December
                                         2005       2005      2004      2003
                                            $          $         $         $

Expenses
--------
General and administrative
(Schedule 1)                           86,803     22,281     8,754     8,029
Acquisition of mineral property
interests (Note 3)                     55,500          -         -         -
Mineral property expenditures -
consulting fees (Note 6)                5,000      5,000         -         -
                                   -----------  --------   -------   -------
Net loss before other item           (147,303)   (27,281)   (8,754)   (8,029)

Other item
----------
Interest income                         8,180      4,340     3,274       566
                                   -----------  --------   -------   -------
Net loss for the period              (139,123)   (22,941)   (5,480)   (7,463)
                                   ===========  ========   =======  ========

Basic and diluted earnings
per common share                                  (0.006)   (0.001)   (0.001)
                                                ========   =======  ========
Weighted average number of
common shares used in per
share calculations (Note 2)                   3,925,855 11,777,500 11,777,500
                                              ========== ========== ==========









The accompanying notes are an integral part of these financial statements.

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                        (A Development Stage Company)
                          Statements of Cash Flows
                         (Expressed in U.S. Dollars)

                                   Cumulative
                                      amounts
                                     from the
                                      date of
                                 inception on    For the   For the   For the
                                  9 July 1998       year      year      year
                                        to 31   ended 31  ended 31  ended 31
                                     December   December  December  December
                                         2005       2005      2004      2003
                                            $          $         $         $

Cash Flows from Operating Activities
------------------------------------
Net loss for the period              (139,123)   (22,941)   (5,480)  (7,463)
  Adjustments to reconcile loss to
  net cash used by operating
  activities
    Common shares issued
    for services                       25,000          -         -        -
    Common shares issued for
    acquisition of mineral
    property interests (Note 3)           500          -         -        -
Changes in operating assets and
liabilities
  Increase (decrease)in accounts
  payable and accrued liabilities       6,675      4,625      (200)     500
                                    ---------------------------------------
                                     (106,948)   (18,316)   (5,680)  (6,963)
                                    ---------------------------------------

Cash Flows from Financing Activities
------------------------------------
Issuance of common shares for cash    335,500         -          -        -
Share issuance costs                  (18,070)        -          -        -
                                    ----------------------------------------
                                      317,430         -          -        -
                                    ----------------------------------------

Increase (decrease) in cash and
cash equivalents                      210,482    (18,316)   (5,680)  (6,693)

Cash and cash equivalents,
 beginning of period                        -    228,798   234,478  241,441
                                    ----------------------------------------
Cash and cash equivalents, end
of period                             210,482    210,482   228,798  234,478
                                     =======================================

Supplemental Disclosures With Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these financial statements.


                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                       (A Development Stage Company)
            Statements of Changes in Stockholders' Equity
                      (Expressed in U.S. Dollars)
                                                          Deficit,
                                                       accumulated
                      Number of             Additional  during the
                         shares     Share      paid-in development  Stockholders'
                         issued   capital      capital       stage        Equity
                                  $            $             $             $
                     ------------------------------------------------------------
Balance at
9 July 1998
(inception)                  -       -            -             -             -
Common shares
issued - cash
($0.001 per share)   3,000,000    3,000           -             -         3,000
Net loss for
the period                   -       -            -             -             -
                     ------------------------------------------------------------
Balance at
31 December 1998     3,000,000    3,000           -             -         3,000
Common shares
issued - cash
($0.01 per share)    8,000,000    8,000      72,000             -        80,000
Common shares issued
- mineral property
($0.001 per share)
(Note 3)               500,000      500           -             -           500
Share issue costs            -        -     (18,070)            -       (18,070)
Net loss for the year        -        -           -       (57,849)      (57,849)
                     -----------------------------------------------------------
Balance at
31 December 1999    11,500,000   11,500      53,930       (57,849)        7,581
Net loss for the year        -        -           -        (1,691)       (1,691)
                     -----------------------------------------------------------
Balance at
31 December 2000    11,500,000   11,500      53,930       (59,540)        5,890
Net loss for the year        -        -           -        (9,690)       (9,690)
                     -----------------------------------------------------------
Balance at
31 December 2001    11,500,000   11,500      53,930       (69,230)       (3,800)
Common shares
issued - cash
($1.00 per share)      252,500      253     252,247             -       252,500
Common shares
issued - service
($1.00 per share)       25,000       25      24,975             -        25,000
Net loss for the year        -        -           -       (34,009)      (34,009)
                     -----------------------------------------------------------
Balance at
31 December 2002    11,777,500   11,778     331,152      (103,239)      239,691
Net loss for the year        -        -           -        (7,463)       (7,463)
                     -----------------------------------------------------------
Balance at
31 December 2003    11,777,500   11,778     331,152      (110,702)      232,228
Net loss for the year        -        -           -        (5,480)       (5,480)
                     -----------------------------------------------------------
Balance at
31 December 2004    11,777,500   11,778     331,152      (116,182)      226,748
Reverse split 1:3   (7,851,645)  (7,852)     (7,852)            -             -
Net loss for the year        -        -           -       (22,941)      (22,941)
                     -----------------------------------------------------------
Balance at
31 December 2005     3,925,855    3,926     339,004      (139,123)      203,807
                    ============================================================

The accompanying notes are an integral part of these financial statements.


                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
             Schedule 1 - General and Administrative Expenses
                       (Expressed in U.S. Dollars)


                                   Cumulative
                                      amounts
                                     from the
                                      date of
                                 inception on    For the   For the   For the
                                  9 July 1998       year      year      year
                                        to 31   ended 31  ended 31  ended 31
                                     December   December  December  December
                                         2005       2005      2004      2003
                                            $          $         $         $

Bank charges and interest                 252         47        70        32
Consulting fees (Note 6)                3,761      2,000       661       700
Filing fees                            15,762      2,735     1,329     4,271
Legal and accounting                   48,484      9,587     2,675     1,900
Licenses and dues                       2,006        225       600        85
Management fees (Note 6)                7,750      6,750         -         -
Office and miscellaneous                1,456          -       750       206
Transfer agent fees                     5,266        937       603       835
Travel                                  2,066          -     2,066         -
                                --------------------------------------------
                                       86,803     22,281     8,754     8,029
                                ============================================

  The accompanying notes are an integral part of these financial statements.



                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                           31 December 2005

1. Nature and Continuance of Operations

Tactical Air Defense Services, Inc. (formerly Natalma Industries, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on 9 July 1998. The Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. The Company's planned principle operations have not yet commenced, and, accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 31 December 2005 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $22,941 for the year ended 31 December 2005 (2004 - $5,480) and has a working capital of $203,807 at 31 December 2005 (2004 - $226,748).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 December 2005, the Company was not currently engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be commenced. Management believes the Company has sufficient capital to implement its business plan, and thus will continue as a going concern during this period while the plans are implemented.

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                            31 December 2005

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to development stage companies and are expressed in U.S. dollars. The Company's fiscal year-end is 31 December.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the development stage since its formation on 9 July 1998 and has not yet realized any revenues from its planned operations. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Although the Company takes steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. The Company had no mineral properties and no interests in any mineral property options at 31 December 2005.

Financial instruments

The carrying amounts of cash, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                            31 December 2005

Environmental expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars
                            31 December 2005

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 9 July 1998 to 31 December 2005.

Foreign currency translation

The Company's functional and reporting currency is U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                            31 December 2005

Comparative figures

Certain comparative figures have been adjusted to conform to the current period's presentation.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of
APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                            31 December 2005

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or ts financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

3.  Mineral Property Option

During the year ended 31 December 1999, the Company entered into an agreement providing with the Company the option to acquire a 100% undivided interest, subject to a 2% net smelt royalty, in total of 10 unpatented mining claims in the Whitehorse Mining District, Yukon Territory, Canada. The agreement called for the Company to pay $55,000 cash (paid), to issue 500,000 common shares of the Company (issued and valued at $500) and to complete a minimum of CDN$80,000 in exploration and development work on the property by 1 September 2004. The Company has abandoned its pursuit of this option during the year ended 31 December 2005.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year (Note 6).

                     Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                           31 December 2005

5. Capital Stock

Authorized

The total authorized capital is 100,000,000 of common shares with par value of $0.001.

On 2 September 2005, the Company altered its authorized capital by increasing authorized common shares with par value of $0.001 from 75,000,000 to 1 00,000,000.

Issued and outstanding

The total issued and outstanding capital stock is 3,925,855 common shares with a par value of $0.001 per share.

On 13 September 2005, the Company completed a one for three reverse split of its issued and outstanding common shares. This resulted in a decrease of 7,851,645 issued and outstanding common shares at this date.

6.  Related Parties Transactions

During the year ended 31 December 2005, the Company entered into the following transactions with related parties:

i. Paid or accrued management fees of $6,750 (2004 - $Nil, 2003 - $Nil) to the Company's sole officer and director.

ii. Paid or accrued consulting fees of $5,000 (2004 - $Nil, 2003 - $Nil) to a former Vice President and director of the Company.

iii. Paid or accrued consulting fees of $2,000 (2004 - $Nil, 2003 - $Nil) to an individual related to the sole officer and director of the Company.

Accounts payable at 31 December 2005 includes $2,250 payable to the Company's sole officer and director (2004- $Nil).

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

                    Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                           31 December 2005
7.  Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2005. There are no current or deferred tax expenses for the period ended 31 December 2005 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable Federal income tax consists of the following:

                                      For the year  For the year  For the year
                                          ended 31      ended 31      ended 31
                                          December      December      December
                                              2005          2004         2003
                                                 $             $            $
Deferred tax asset attributable to:
Current operations                           7,800         1,863        2,537
Less: Change in valuation allowance         (7,800)       (1,863)      (2,537)
                                       ---------------------------------------
    Net refundable amount                      -            -              -
                                       =======================================

The composition of the Company's deferred tax assets as at 31 December 2005 and 2004 are as follows:

                                            31 December    31 December
                                                   2005           2004
                                                      $              $
Net income tax operating loss carryforward      (83,624)       (46,900)
                                            ==========================
Statutory federal income tax rate                    34%           34%
Effective income tax rate                             0%            0%

Deferred tax asset                               28,432         15,946
Less: Valuation allowance                       (28,432)       (15,946)
                                            --------------------------
    Net deferred tax asset                          -            -
                                            ==========================

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2005, the Company had an unused net operating loss carry-forward balance of approximately $83,624 that is available to offset future taxable income. This unused net operating loss carry-forward balance for income tax purpose expires between 2019 and 2025.

                  Tactical Air Defense Services, Inc.
                     (Formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                           31 December 2005

8.  Supplemental Disclosures with Respect to Cash Flows

                                   Cumulative
                                      amounts
                                     from the
                                      date of
                                 inception on    For the   For the   For the
                                  9 July 1998       year      year      year
                                        to 31   ended 31  ended 31  ended 31
                                     December   December  December  December
                                         2005       2005      2004      2003
                                            $          $         $         $
Cash paid during the year
for interest		                 -             -        -         -
Cash paid during the year for
income taxes		                 -             -        -         -

9. Commitment

The Company signed a letter of intent (the "Letter of Intent") to acquire all of the issued and outstanding capital stock of four wholly-owned subsidiaries of Aerogroup, Inc., a Utah corporation (the "Aerogroup"). Under the terms of the Letter of Intent, the Company has agreed to issue thirteen million (13,000,000) common shares of the Company to Aerogroup. The Company is also required to further alter its authorized capital to include the authorization to issue of up to 25,000,000 preferred shares. The Letter of Intent is subject to finalization by the parties and approval by the regulatory authorities.

10. Subsequent Event

The Company has announced the issue of a minimum of 500,000 units and the maximum of 2,000,000 units at a price of $0.55 per unit. Each unit consists of one common share of the Company, one Class A warrant (the "Class A Warrant") and one Class B warrant (the "Class B Warrant"). Each Class A Warrant is transferable into one common share of the Company at a price of $1.00 per common share expiring one year following the date on which the unit is issued. Each Class B Warrant is transferable into one common share of the Company at a price of $1.50 per common share expiring three years following the date on which the unit is issued.

Subsequent to 31 December 2005, the Company received subscriptions received in advance of $179,951 related to the potential issue of 327,183 of these units.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
--------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. Our former accountant, Clyde Bailey, PC, resigned in March 2005 for health and other reasons, at which time, we appointed Bateman & Co., Inc., P.C., an independent certified public accounting firm located in Houston, Texas, as our principal accounting firm. Subsequently, in July 2005, we replaced Bateman & Co. with our current accounting firm, James Stafford Chartered Accountants. Clyde Bailey's audit report on our financial statements for the years ended December 31, 2003 and December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles.

Both decisions to change auditors was recommended to the stockholders and approved by the Board of Directors and by majority vote of the stockholders. There were no disagreements with either of our prior auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.

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

Background of Officers and Directors
------------------------------------
Derick Sinclair has been the President,CEO, Secretary, Treasurer, CFO and Chairman of the Board of Directors of Registrant since inception. Since February 2004, he has been the Chief Financial Officer of Image Innovations Holdings Inc., a Nevada corporation publicly traded on the OTCBB under the symbol IMGV. From March
1996 to February 2004, he was the Chief Financial Officer and Vice President for Navigata Communications Ltd/Westel Telecommunications/ RSL COM Canada, Inc. in Vancouver, B.C., a privately held Canadian company. Since May 2000, he has also been a President and sole director of Ribot Farms Ltd., a privately-held farm in Surrey, BC, Canada. He received a Bachelors Degree in Commerce from the University of Windsor, Canada in 1982 and became a member of the Institute of Chartered Accounts of British Columbia in 1985. Mr. Sinclair devotes his time as required to the business.

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

To the best of our knowledge, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

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

                      SUMMARY COMPENSATION TABLE
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Derick Sinclair   2005  None    None   $6,750    None      None
President, CEO,
CFO, Secretary,
Treasurer and
Director

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management
------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 3,925,855 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner                    Ownership (1)            Class
----------------        ---------------------       ----------

Derick Sinclair               1,000,000                25%
1550 Ostler Court
N. Vancouver, B.C.
Canada V7G 2P1
---------------------------------------------------------------
Officers and Directors
as a Group (3 persons)        1,000,000                25%

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

During the year ended December 31, 2005, we entered into the following transactions with related parties:

i. Paid or accrued management fees of $6,750 to our sole officer and director.

ii. Paid or accrued consulting fees of $5,000 to a former Vice President and directory.

iii. Paid or accrued consulting fees of $2,000 to an individual related to our sole officer and director.

Accounts payable at December 31, 2005 includes $2,250 payable to our sole officer and director.

The amounts charged to us for the services provided have been determined by negotiation among the parties, and in certain cases, are covered by signed agreements. It is the position of our management that these transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

Item 13.  Exhibits, Lists and Reports on Form 8-K
--------------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File No. 333-79405, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31            Sec. 302 Certification of President/CEO and CFO
  32            Sec. 906 Certification of President/CEO and CFO

(b) Our current reports on Form 8-K, filed March 16, 2005, July 15, 2005 and September 23, 2005, all reflecting our change in auditors, are incorporated here in by this reference and can be found in their entirety on the SEC website at www.sec.gov under our SEC File No. 333-79405.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal years ended December 31, 2005 and 2004 were $2,675 and $3,465, respectively. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2005 and 2004 were $3,447 and $1,675 per quarterly review, respectively.

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended December 31, 2005 and 2004 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
December 31, 2005 and 2004 were $nil.

All Other Fees
--------------
We incurred no other fees during the fiscal years ended December 31, 2005 and 2004 for products and services rendered by our principal accountant.

                              SIGNATURES
                              ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TACTICAL AIR DEFENSE SERVICES, INC.,
                          Registrant
Dated: April 13, 2006     By:/s/ Derick Sinclair
                          ----------------------------------------
                          President, CEO, Treasurer, CFO,
                          Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

/s/ Derick Sinclair,
--------------------------------------       Dated: April 14, 2006
By: Derick Sinclair, President, CEO,
Treasurer, CFO, Secretary and Director