Form 10QSB
period 2006-03-31
NATALMA INDUSTRIES INC
filed 2006-05-12
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                       FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2006

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


At March 31, 2006, there were 3,925,855 shares of our common stock issued and outstanding.

Transitional SMall Business Disclosure Format   Yes   No X

             TACTICAL AIR DEFENSE SERVICES, INC.

                        FORM 10-QSB

                      TABLE OF CONTENTS


PART I                                            Page
                                                  ----
   FINANCIAL INFORMATION                           3

Item 1

  Financial Statements                             3

         Balance Sheets                            4

         Statements of Operations                  5

         Statements of Cash Flows                  6

         Statements of Changes in
         Stockholders' Equity                      7

         Notes to Financial Statements             9

Item 2

  Management's Discussion and Analysis and
  Plan of Operation                               14

Item 3

   Controls and Procedures                        16


PART II

   OTHER INFORMATION                              16

Item 6

   Exhibits and Reports on Form 8-K               16


SIGNATURES                                        17

                             PART 1

Item 1. Financial Statements
----------------------------

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments
(which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the our Form 10KSB for the year ended December 31, 2005, which can be found on the SEC website (www.sec.gov) under SEC File Number 333-79405.


              TACTICAL AIR DEFENSE SERVICES, INC.
              (formerly Natalma Industries, Inc.)
                (A Development Stage Company)
                        Balance Sheets
                  (Expressed in U.S. Dollars)
                         (Unaudited)

                                  As at 31      As at 31
                                     March      December
                                      2006          2005
                                                (Audited)
                                         $             $
                                 ---------      --------
Assets
------
Current
-------
Cash and cash equivalents         $205,196     $210,482
                                  ========     ========
Liabilities
-----------
Current
-------
Accounts pyable and accrued
liabilities (Note 3)                 6,335        6,675
                                  --------     --------

Stockholders' Equity
--------------------
Capital Stock (Note 4)
Authorized
  31 March 2006 - 100,000,000
  common shares, par value $0.001
Issued and outstanding
 31 March 2006 - 3,925,855
 common shares, par value $0.001
 31 December 2005 - 3,925,855
 common shares, par value $0.001     3,926        3,926
Additional paid-in Capital         339,004      330,004
Deficit, accumulated during
 the development stage            (144,069)    (139,123)
                                  --------     --------
                                   198,861      203,807
                                  --------     --------
                                   205,196      210,482
                                  ========     ========


Nature and Continuance of
Operations (Note 1)

Commitments (Note 8)

On behalf of the Board:
/s/ Derick Sinclair, Director

The accompanying notes are an integral part of these financial statements.


                TACTICAL AIR DEFENSE SERVICES, INC.
              (formerly Natalma Industries, Inc.)
                 (A Development Stage Company)
                    Statements of Operations
                  (Expressed in U.S. Dollars)
                         (Unaudited)

                                 For the
                             period from
                             the date of       For the        For the
                            inception on   three month    three month
                          9 July 1998 to  period ended   period ended
                                31 March      31 March       31 March
                                    2006          2006           2005
                                       $             $             $
                            -----------------------------------------

Expenses
--------
General and administrative
 (Schedule 1)                    92,613          5,810         1,842
Acquisition of mineral
 property interests              55,500              -             -
Mineral property
 expenditures - consulting fees   5,000              -             -
                            ----------------------------------------
Net Loss before other item     (153,113)        (5,810)       (1,842)

Other item
----------
Interest income                   9,044            864           935
                            ----------------------------------------
Net loss for the period        (144,069)        (4,946)         (907)
                            =========================================

Basic and diluted
earnings per common share                       (0.001)       (0.001)
                                             -----------------------

Weighted average number of
common shares used in per
share calculations                           3,925,855     11,777,500
                                             ========================













The accompanying notes are an integral part of these financial statements.


                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                         Statements of Cash Flows
                       (Expressed in U.S. Dollars)
                              (Unaudited)


                                 For the
                             period from
                             the date of       For the        For the
                            inception on   three month    three month
                          9 July 1998 to  period ended   period ended
                                31 March      31 March       31 March
                                    2006          2006           2005
                                       $             $             $
                            -----------------------------------------

Cash flows from
operating activities
----------------
Net loss for the period       (144,069)       (4,946)          (907)

Changes in operating
assets and liabilities
  Increase (decrease) in
  accounts payable and
  accrued liabilities            6,335          (340)           550
                             --------------------------------------
                              (137,735)       (5,286)          (357)
                             --------------------------------------
Cash flows from
investing activities                  -             -             -
                             --------------------------------------

Cash flows from
financing activities
--------------------
Common shares issued
  for cash                     342,930              -             -
                             --------------------------------------
Increase (decrease) in
cash and cash equivalents      205,196        (5,286)          (357)

Cash and cash equivalents,
beginning of period                  -       210,482        228,798
                             --------------------------------------
Cash and cash equivalents,
end of period                  205,196       205,196        228,441
                             ======================================
Supplemental Disclosures
with Respect to Cash
Flows (Note 7)



The accompanying notes are an integral part of these financial statements.

                  TACTICAL AIR DEFENSE SERVICES, INC.
                 (formerly Natalma Industries, Inc.)
                  (A Development Stage Company)
            Statements of Changes in Stockholders' Equity
                      (Expressed in U.S. Dollars)
                              (Unaudited)

                                                              Deficit
                                                          accumulated
                      Number of              Additional    during the
                         Shares    Capital      Paid-In   development  Stockholders'
                         Issued      Stock      Capital         stage        Equity
                                         $            $             $             $
                     --------------------------------------------------------------
Balance at
9 July 1998
(inception)                  -       -            -             -             -
Common shares
issued - cash
($0.001 per share)   3,000,000    3,000           -             -         3,000
Net loss for
the period                   -       -            -             -             -
                     ------------------------------------------------------------
Balance at
31 December 1998     3,000,000    3,000           -             -         3,000
Common shares
issued - cash
($0.01 per share)    8,000,000    8,000      72,000             -        80,000
Common shares issued
- mineral property
($0.001 per share)     500,000      500           -             -           500
Share issue costs            -        -     (18,070)            -       (18,070)
Net loss for the year        -        -           -       (57,849)      (57,849)
                     -----------------------------------------------------------
Balance at
31 December 1999    11,500,000   11,500      53,930       (57,849)        7,581
Net loss for the year        -        -           -        (1,691)       (1,691)
                     -----------------------------------------------------------
Balance at
31 December 2000    11,500,000   11,500      53,930       (59,540)        5,890
Net loss for the year        -        -           -        (9,690)       (9,690)
                     -----------------------------------------------------------
Balance at
31 December 2001    11,500,000   11,500      53,930       (69,230)       (3,800)
Common shares
issued - cash
($1.00 per share)      252,500      253     252,247             -       252,500
Common shares
issued - service
($1.00 per share)       25,000       25      24,975             -        25,000
Net loss for the year        -        -           -       (34,009)      (34,009)
                     -----------------------------------------------------------
Balance at
31 December 2002    11,777,500   11,778     331,152      (103,239)      239,691
Net loss for the year        -        -           -        (7,463)       (7,463)
                     -----------------------------------------------------------
Balance at
31 December 2003    11,777,500   11,778     331,152      (110,702)      232,228
Net loss for the year        -        -           -        (5,480)       (5,480)
                     -----------------------------------------------------------
Balance at
31 December 2004    11,777,500   11,778     331,152      (116,182)      226,748
Reverse split 1:3   (7,851,645)  (7,852)      7,852             -             -
Net loss for the year        -        -           -       (22,941)      (22,941)
                     -----------------------------------------------------------
Balance at
31 December 2005     3,925,855    3,926     339,004      (139,123)      203,807
Net loss for the
period                       -        -           -        (4,946)      (4,946)
                     --------------------------------------------------------------
Balance at
31 March 2006        3,925,855    3,926     339,004      (144,069)      198,861
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


                                      For the
                                  period from
                                  the date of       For the        For the
                                 inception on   three month    three month
                               9 July 1998 to  period ended   period ended
                                     31 March      31 March       31 March
                                         2006          2006           2005
                                            $             $             $
                                 -----------------------------------------


Bank charges and interest                 252             -             6
Consulting fees                         3,761             -           250
Filing fees                            16,062           300           935
Legal and accounting                   50,094         1,610           500
Licenses and dues                       2,006             -             -
Management fees (Note 5)               11,425         3,675             -
Office and miscellaneous                1,456             -             -
Transfer agent fees                     5,491           225           151
Travel                                  2,066             -             -
                                --------------------------------------------
                                       92,613         5,810         1,842
                                ============================================















  The accompanying notes are an integral part of these financial statements.

                  TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                            31 March 2006

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

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company's financial statements as at 31 March 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $4,946 for the three month period ended 31 March 2006 (31 March 2005-$907) and has a working capital of $198,861 at 31 March 2006 (31 December 2005 - $203,807).

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

As at 31 March 2006, the Company was not currently engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be commenced. Management believes the Company has sufficient capital to implement its business plan, and thus will continue as a going concern during this period while the plans are implemented.

                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                            31 March 2006


2. Significant Accounting Policies
----------------------------------
The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation
---------------------
The accompanying unaudited interim financial statements have been prepared as of 31 March 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 March 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2005.

Recent accounting pronouncements
--------------------------------
In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial

                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                            31 March 2006



instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


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

5. Related Parties Transactions
-------------------------------
During the three month period ended 31 March 2006, the Company paid and accrued management fees of $3,675 (31 March 2005 - $Nil) to a company controlled by a director and shareholder of the Company.

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

6. Income Taxes
--------------
The Company has losses carried forward for income tax purposes to 31 March 2006. There are no current or deferred tax expenses for the period ended 31 March 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                            31 March 2006


The provision for refundable federal income tax consists of the following:

                                     For the three       For the three
                                      month period        month period
                                             ended               ended
                                     31 March 2006       31 March 2005
                                                 $                   $
                                     -------------       -------------
Deferred tax asset attributable to:
Current operations                       1,682                  308
Less: Change in valuation allowance     (1,682)                (308)
                                       -------              -------
  Net refundable amount                      -                    -
                                       =======              =======

The composition of the Company's deferred tax assets as at 31 March 2006 and 31 December 2005 are as follows:

                                                        31 December 2005
                                     31 March 2006         (Audited)
                                             $                 $
                                     -------------      ----------------
Netincome tax oeprating loss
  carryforward                           (88,570)            (83,624)
                                     =============        ============
Statutory federal income tax rate            34%                 34%
Effective income tax rate                     0%                  0%

Deferred tax asset                        30,114              28,432
Less: Valuation allowance                (30,114)            (28,432)
                                         -------              ------
Net deferred tax asset                       -                   -
                                         =======              ======


The potential income tax benefit of these losses has been offset by a full valuation allowance.

                   TACTICAL AIR DEFENSE SERVICES, INC.
                   (formerly Natalma Industries, Inc.)
                      (A Development Stage Company)
                      Notes to Financial Statements
                       (Expressed in U.S. Dollars)
                              (Unaudited)
                            31 March 2006



As at 31 March 2006, the Company has an unused net operating loss carryforward balance of approximately $88,570 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2019 and 2026.

7. Supplemental Disclosure with Respect to Cash Flows
-----------------------------------------------------

                                      For the
                                  period from
                                  the date of       For the        For the
                                 inception on   three month    three month
                               9 July 1998 to  period ended   period ended
                                     31 March      31 March       31 March
                                         2006          2006           2005
                                            $             $             $
                                 -----------------------------------------
Cash paid during the
period for interest                        -              -             -

Cash paid during the
period for income taxes                    -              -             -




8. Commitment
-------------
The Company signed a letter of intent (the "Letter of Intent") to acquire all of the issued and outstanding capital stock of four wholly-owned subsidiaries of Aerogroup, Inc., a Utah corporation (the "Aerogroup"). Under the terms of the Letter of Intent, the Company has agreed to issue thirteen million (13,000,000) common shares of the Company to Aerogroup. The Company is also required to further alter its authorized capital to include the authorization to issue of up to twenty five million (25,000,000) preferred shares. The Letter of Intent is subject to finalization by the parties and approval by the regulatory authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

We have had no revenues from operations since inception.

For the three months ended March 31, 2006, we earned interest of $864, as compared to $935 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we incurred net operating losses of $4,946, as compared to net operating losses of $907 for the three months ended March 31, 2005. Most of our expenses comprise legal and professional fees incurred in connection with the preparation and filing of our quarterly and annual reports and documents with the SEC and fees paid to our stock transfer agent for services.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $205,196 at March 31, 2006 to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. We did not raise any cash through financing activities during the three months ended March 31, 2006.

Shareholder's equity as of March 31, 2006, was $198,861.

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

We signed a Letter of Intent to acquire all of the issued and outstanding capital stock of four wholly-owned subsidiaries of Aerogroup, Inc., a Utah corporation (the "Aerogroup"). Under the terms of the Letter of Intent, we agreed to issue thirteen million (13,000,000) shares of common stock to Aerogroup and are required to amend our authorized capital to include the authorization to issue of up to twenty five million (25,000,000) preferred shares. The Letter of Intent is subject to finalization by the parties and approval by the regulatory authorities, which has not been done as of the date of the filing of this report.

As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be through the private sale of its securities. Because of our status as a development-stage company, it is unlikely we could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

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

                 PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on May 27, 1999, under SEC File Number 333-79405:

Exhibit No.           Description
----------            -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
* 10.1                Option to Purchase Agreement
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

                           TACTICAL AIR DEFENSE SERVICES, INC.,
                           a Nevada corporation (Registrant)

Dated: May 10, 2006         /s/ Derick Sinclair
                           ------------------------------------
                           bY: Derick Sinclair, President, CEO,
                           Secretary, Treasurer, CFO, Principal
                           Accounting Officer and Director