Form 10QSB
period 2006-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2006-08-14
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___ to ___

Commission File Number 333-79405

TACTICAL AIR DEFENSE SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada 88-0409369
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

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

At June 30, 2006, there were 3,925,855 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes No X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                         3

Item 1. Financial Statements                               3

Item 2. Management's Discussion and Analysis and Plan of Operation              14

Item 3. Controls and Procedures                                                                                 16

PART II . OTHER INFORMATION                                                                            16

Item 1A. Risk Factors                                                                                                    16

Item 6. Exhibits and Reports on Form 8-K                                                                 16

SIGNATURES                                                                                                                17

PART 1. FINANCIAL INFORMATION

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

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2006	As at 31 December 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	195,172	210,482

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	1,000	6,675

Stockholders’ equity
Capital stock (Note 4)
Authorized
30 June 2006 - 350,000,000 common shares, par value $0.001
31 December 2005 - 100,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2006 - 3,925,855 common shares, par value $0.001
31 December 2005 - 3,925,855 common shares, par value $0.001	3,926	3,926
Additional paid-in capital	339,004	339,004
Deficit, accumulated during the development stage	(148,758)	(139,123)

	194,172	203,807

	195,172	210,482

Nature and Continuance of Operations (Note 1), Commitment (Note 8) and Subsequent Events (Note 9)

On behalf of the Board:

/s/ Derick Sinclair,Director

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 9 July 1998 to 30 June 2006	For the three month period ended 30 June 2006	For the three month period ended 30 June 2005	For the six month period ended 30 June 2006	For the six month period ended 30 June 2005
	$	$	$	$	$
----
Expenses
Acquisition of mineral property interest	5,000	-	-	-	-
Bank charges and interest	252	-	16	-	22
Consulting fees	3,761	-	250	-	500
Filing fees	16,306	244	350	544	1,285
Legal and accounting	50,708	614	1,965	2,223	2,465
Licenses and dues	2,006	-	125	-	125
Management fees (Note 5)	16,240	4,815	-	8,490	-
Mineral property expenditure - consulting fees	55,500	-	-	-	-
Office and miscellaneous	1,567	111	-	111	-
Transfer agent fees	5,676	185	325	411	476
Travel	2,066	-	-	-	-

Net loss before other item	(159,082)	(5,969)	(3,031)	(11,779)	(4,873)

Other item
Interest income	10,324	1,281	1,184	2,144	2,119

Net loss for the period	(148,758)	(4,688)	(1,847)	(9,635)	(2,754)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.002)	(0.001)

Weighted average number of common shares used in per share calculations		3,925,855	3,925,855	3,925,855	3,925,855

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 9 July 1998 to 30 June 2006	For the three month period ended 30 June 2006	For the three month period ended 30 June 2005	For the six month period ended 30 June 2006	For the six month period ended 30 June 2005
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(148,758)	(4,688)	(1,847)	(9,635)	(2,754)
Adjustments to reconcile loss to net cash used by operating activities
Acquisition of mineral property	500	-	-	-	-
Common shares issued for services	25,000	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	1,000	(5,335)	(635)	(5,675)	(85)

	(122,258)	(10,023)	(2,482)	(15,310)	(2,839)

Cash flows from financing activity
Common shares issued for cash	317,430	-	-	-	-

Increase (decrease) in cash and cash equivalents	195,172	(10,023)	(2,482)	(15,310)	(2,839)

Cash and cash equivalents, beginning of period	-	205,195	228,441	210,482	228,798

Cash and cash equivalents, end of period	195,172	195,172	225,959	195,172	225,959

Supplemental Disclosures with Respect to Cash Flows (Note 7)

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$

Balance at 9 July 1998 (inception)
Common shares issued - cash ($0.003 per share)	1,000,000	1,000	2,000	-	3,000
Net loss for the period	-	-	-	-	-

Balance at 31 December 1998	1,000,000	1,000	2,000	-	3,000
Common shares issued - cash ($0.03 per share)	2,666,677	2,667	77,333	-	80,000
Common shares issued - mineral property ($0.003 per share)	166,677	167	333	-	500
Share issue costs	-	-	(18,070)	-	(18,070)
Net loss for the year	-	-	-	(57,849)	(57,849)

Balance at 31 December 1999	3,833,354	3,834	61,596	(57,849)	7,581
Net loss for the year	-	-	-	(1,691)	(1,691)

Balance at 31 December 2000	3,833,354	3,834	61,596	(59,540)	5,890
Net loss for the year	-	-	-	(9,690)	(9,690)

Balance at 31 December 2001	3,833,354	3,834	61,596	(69,230)	(3,800)
Common shares issued - cash ($3.00 per share)	84,167	84	252,416	-	252,500
Common shares issued - service ($3.00 per share)	8,334	8	24,992	-	25,000
Net loss for the year	-	-	-	(34,009)	(34,009)

Balance at 31 December 2002	3,925,855	3,926	339,004	(103,239)	239,691
Net loss for the year	-	-	-	(7,463)	(7,463)

Balance at 31 December 2003	3,925,855	3,926	339,004	(110,702)	232,228
Net loss for the year	-	-	-	(5,480)	(5,480)

Balance at 31 December 2004	3,925,855	3,926	339,004	(116,182)	226,748
Net loss for the year	-	-	-	(22,941)	(22,941)

Balance at 31 December 2005	3,925,855	3,926	339,004	(139,123)	203,807
Net loss for the period	-	-	-	(9,635)	(9,635)

Balance at 30 June 2006	3,925,855	3,926	339,004	(148,758)	194,172

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

1.	Nature and Continuance of Operations

    Tactical Air Defense Services, Inc. (formerly Natalma Industries, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on 9 July 1998. The Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 30 June 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $9,635 for the six month period ended 30 June 2006 (30 June 2005 - $2,754) and has working capital of $194,172 at 30 June 2006 (31 December 2005 - $203,807).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 30 June 2006, the Company was not engaged in an operating business. Subsequent to 30 June 2006, the Company announced that it has entered into an Asset Purchase Agreement with AeroGroup, Inc. (“AeroGroup”) where the Company has agreed to acquire all assets and assume all liabilities of AeroGroup in exchange for shares of the Company’s common stock. The agreement is anticipated to close by the end of August, 2006 and is subject to various closing conditions (Note 9).

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 June 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 30 June 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 30 June 2006.

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

Although the Company takes steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects. The Company had no mineral properties and no interests in any mineral property options at 30 June 2006.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

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

Environmental expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

           Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 9 July 1998 to 30 June 2006.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.	Capital Stock

Authorized

The total authorized capital is 350,000,000 of common shares with par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 3,925,855 common shares with par value of $0.001 per share.

i.	During the six month period ended 30 June 2006, the Company increased its total authorized capital to 350,000,000 common shares with par value of $0.001.

5.	Related Parties Transactions

During the six month period ended 30 June 2006, the Company paid and accrued management fees of $8,490 (30 June 2005 - $Nil) to a company controlled by a director and shareholder of the Company.

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

The Company has losses carried forward for income tax purposes to 30 June 2006. There are no current or deferred tax expenses for the period ended 30 June 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2006	For the six month period ended 30 June 2005
	$	$

Deferred tax asset attributable to:
Current operations	3,276	936
Less: Change in valuation allowance	(3,276)	(936)

Net refundable amount	-	-

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

The composition of the Company’s deferred tax assets as at 30 June 2006 and 31 December 2005 are as follows:

	30 June 2006	31 December 2005 (Audited)
	$	$

Net income tax operating loss carryforward	(93,258)	(83,624)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	31,708	28,432
Less: Valuation allowance	(31,708)	(28,432)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2006, the Company has an unused net operating loss carryforward balance of approximately $93,258 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2019 and 2026.

7.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 9 July 1998 to 30 June 2006	For the three month period ended 30 June 2006	For the three month period ended 30 June 2005	For the six month period ended 30 June 2006	For the six month period ended 30 June 2005
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

8.	Commitment

The Company signed a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding capital stock of four wholly-owned subsidiaries of AeroGroup, Inc., a Utah corporation (the “AeroGroup”). Under the terms of the Letter of Intent, the Company will pay AeroGroup 14,989,800 restricted shares of the Company’s common stock at closing in exchange for AeroGroup’s assets, which will result in the AeroGroup controlling a majority of the Company's voting stock. In all, the Company will assume obligations of AeroGroup’s secured and unsecured convertible indebtedness in the aggregate amount of approximately $8.4 million (inclusive of interest on the date hereof), and various warrants to purchase common stock. In aggregate, over 36,506,113 shares of the Company’s common stock may be issued upon conversion of the assumed indebtedness with an additional 21,566,805 common shares of the Company issuable upon exercise of the warrants.

The Company has announced the issue of a minimum of 500,000 units and the maximum of 2,000,000 units at a price of $0.55 per unit. Each unit consists of one common share of the Company, one Class A warrant (the “Class A Warrant”) and one Class B warrant (the “Class B Warrant”). Each Class A Warrant is transferable into one common share of the Company at a price of $1.00 per common share expiring one year following the date on which the unit is issued. Each Class B Warrant is transferable into one common share of the Company at a price of $1.50 per common share expiring three years following the date on which the unit is issued. Subsequent to 30 June 2006, the Company received subscriptions of $346,355 related to the potential issue of 629,911 of these units. All funds are being held in escrow until the Company satisfies the conditions of the Unit Purchase Agreement. Once the conditions of the agreement are met the Company will issue the shares and warrants and close the private placement offering of the Units.

9.	Subsequent Events

    Subsequent to 30 June 2006, the Company incorporated three subsidiaries, Genesis Aviation Acquisition, Inc., OneSource Aviation Acquisition, Inc. and Resources
    Financial  Aviation Holdings, Inc.

    Subsequent to 30 June 2006, the Company announced that it has entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with AeroGroup, Inc.
    where the  Company has agreed to acquire all assets and assume all liabilities of AeroGroup in exchange for shares of the Company’s common stock. The agreement  is  anticipated to close by 31 August 2006 and is subject to various closing conditions.

    AeroGroup, Inc. is a provider of outsourced military and new pilot training services and support. Under the terms of the Asset Purchase Agreement, the Company will pay
    AeroGroup 14,989,800 restricted shares of the Company’s common stock at closing in exchange for AeroGroup’s assets, which will result in the AeroGroup controlling a majority of the Company's voting stock. In all, the Company will assume obligations of AeroGroup’s secured and unsecured convertible indebtedness in the aggregate amount of approximately $8.4 million (inclusive of interest on the date hereof), and various warrants to purchase common stock. In aggregate, over 36,506,113 shares of the Company common stock may be issued upon conversion of the assumed indebtedness with an additional 21,566,805 common shares of the Company issuable upon exercise of the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

We have had no revenues from operations since inception.

For the three months ended June 30, 2006, we earned interest of $1,281, as compared to $1,184 for the three months ended June 30, 2005. For the three months ended June 30, 2006, we incurred net operating losses of $4,688, or $0.001 per share, as compared to net operating losses of $1,847, or $0.001 per share, for the three months ended June 30, 2005. The expenses for the period ended June 30, 2007 comprised management fees accrued and payable to our sole officer and director in the amount of $4,815 and legal and professional fees incurred in connection with the preparation and filing of our quarterly and annual reports and other documents with the SEC in the amount of $614, fees paid to our stock transfer agent for services in the amount of $185, fees for our annual corporate filings in the amount of $244 and miscellaneous office expense in the amount of $111.

Liquidity and Capital Resources

We expect our current cash in the bank of $195,172 at June 30, 2006 to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans.

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Shareholder's equity as of June 30, 2006, was $194,172.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

The Company has announced the issue of a minimum of 500,000 units and the maximum of 2,000,000 units at a price of $0.55 per unit. Each unit consists of one common share of the Company, one Class A warrant (the “Class A Warrant”) and one Class B warrant (the “Class B Warrant”). Each Class A Warrant is transferable into one common share of the Company at a price of $1.00 per common share expiring one year following the date on which the unit is issued. Each Class B Warrant is transferable into one common share of the Company at a price of $1.50 per common share expiring three years following the date on which the unit is issued.

Subsequent to 30 June 2006 and as of the date of this filing, the Company received subscriptions received in advance of $346,355 related to the potential issue of 629,911 of these units. All funds are being held in escrow until the Company satisfies the conditions of the Unit Purchase Agreement. Once the conditions of the Agreement are met the Company will issue the shares and warrants. We do not currently have any stock options or warrants issued and/or outstanding.

Plan of Operation

Subsequent to June 30, 2006, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with AeroGroup, Inc, a Utah corporation and unrelated third party whereby we have agreed to acquire all of the assets and assume all liabilities of AeroGroup in exchange for shares of our common stock. The agreement is anticipated to close by August 31, 2006 and is subject to various closing conditions. Under the terms of the Agreement, we have agreed to pay AeroGroup with 14,989,800 restricted shares of our common stock at closing in exchange for AeroGroup’s assets, which will result in AeroGroup controlling a majority of our issued and outstanding voting stock. We will assume the obligations of AeroGroup’s secured and unsecured convertible indebtedness in the aggregate amount of approximately $8.4 million (inclusive of interest due and payable) and various warrants to purchase common stock. In aggregate, over 36,506,113 shares of our restricted common stock may be issued upon conversion of the assumed indebtedness with an additional 21,566,805 common shares issuable upon exercise of the outstanding warrants.

Subsequent to June 30, 2006, we incorporated three subsidiaries, Genesis Aviation Acquisition, Inc., OneSource Aviation Acquisition, Inc. and Resources Financial Aviation Holdings, Inc.

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

In December 2005, we disclosed in our Annual Report on Form 10K-SB that we were conducting a private placement offering of a minimum of 500,000 units, up to a maximum of 2,000,000 Units of our restricted common stock at a price of $0.55 per unit (the “Units”). Each Unit consists of one share of common stock, one Class A warrant (the “Class A Warrant”) and one Class B warrant (the “Class B Warrant”). Each Class A Warrant is transferable into one share of restricted common stock at a price of $1.00 per share for a period of one year from the date on which the Unit is issued. Each Class B Warrant is transferable into one share of restricted common stock at a price of $1.50 per common share for a period of three years from the date on which the Unit is issued. As of the date of the filing of this quarterly report, we have received subscriptions for Units in the total amount of $346,355 from the sale of 629,911 Units. The funds raised to date are being held in escrow until we either complete or close the offering, at our sole discretion. Once the private placement is closed, the Units, consisting of the Shares and Warrants, will be issued. All Units sold to date have been sold to unrelated third parties.

Critical Accounting Policies

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

We apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Item 6 - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. These risks have not materially changed and are, therefore, not restated or included herein. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement, filed on May 27, 1999, under SEC File Number 333-79405:

Exhibit No.        Description

* 3(i)      Articles of Incorporation
* 3(ii)      Bylaws
31        Sec. 302 Certification
32        Sec. 906 Certification

B) There were two reports on Form 8-K filed during the quarter, disclosing the proposed acquisition, both of which can be found in their entirety on the SEC website at www.sec.gov and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                                                 TACTICAL AIR DEFENSE SERVICES, INC.
                                                 a Nevada corporation (Registrant)

Dated: August 12, 2006                                    /s/ Derick Sinclair
                                              By: Derick Sinclair, President, CEO, Secretary, Treasurer, CFO,
                                                    Principal Accounting Officer and Director