Form 10QSB
period 2006-09-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2006-11-14
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

At September 30, 2006, there were 3,925,855 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes No X

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II . OTHER INFORMATION

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

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)

Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2006	As at 31 December 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	185,111	210,482

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	2,350	6,675

Stockholders’ equity
Capital stock (Note 4)
Authorized
30 September 2006 - 350,000,000 common shares, par value $0.001
31 December 2005 - 100,000,000 common shares, par value $0.001
Issued and outstanding
30 September 2006 - 3,925,855 common shares, par value $0.001
31 December 2005 - 3,925,855 common shares, par value $0.001	3,926	3,926
Additional paid-in capital	339,004	339,004
Deficit, accumulated during the development stage	(160,169)	(139,123)

	182,761	203,807

	185,111	210,482

Nature and Continuance of Operations (Note 1) and Commitment (Note 8)

On behalf of the Board:

/s/ Mark T. Daniels
By: Mark T. Daniels, Director

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 9 July 1998 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the nine month period ended 30 September 2005
	$	$	$	$	$

Expenses
Acquisition of mineral property interest	5,000	-	-	-	-
Bank charges and interest	252	-	18	-	39
Consulting fees	3,761	-	750	-	1,250
Filing fees	19,980	3,673	450	4,218	1,735
Legal and accounting	51,708	1,000	2,236	3,223	4,701
Licenses and dues	2,106	100	100	100	225
Management fees (Note 5)	24,735	8,495	4,500	16,985	4,500
Mineral property expenditure - consulting fees	55,500	-	-	-	-
Office and miscellaneous	1,604	37	-	148	-
Transfer agent fees	5,830	155	310	565	786
Travel	2,066	-	-	-	-

Loss before other item	(172,542)	(13,460)	(8,364)	(25,239)	(13,236)

Other item
Interest income	12,373	2,049	1,342	4,193	3,460

Loss for the period	(160,169)	(11,411)	(7,022)	(21,046)	(9,776)

Basic and diluted loss per common share		(0.003)	(0.002)	(0.005)	(0.002)

Weighted average number of common shares used in per share calculations		3,925,855	3,925,855	3,925,855	3,925,855

The accompanying notes are an integral part of these financial statements.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 9 July 1998 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the nine month period ended 30 September 2005
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(160,169)	(11,411)	(7,022)	(21,046)	(9,776)
Adjustments to reconcile loss to net cash used by operating activities
Acquisition of mineral property	500	-	-	-	-
Common shares issued for services	25,000	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	2,350	1,350	2,695	(4,325)	2,610

	(132,319)	(10,061)	(4,327)	(25,371)	(7,166)

Cash flows from financing activity
Common shares issued for cash	317,430	-	-	-	-

Increase (decrease) in cash and cash equivalents	185,111	(10,061)	(4,327)	(25,371)	(7,166)

Cash and cash equivalents, beginning of period	-	195,172	225,959	210,482	228,789

Cash and cash equivalents, end of period	185,111	185,111	221,632	185,111	221,623

Supplemental Disclosures with Respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these financial statements.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$

Balance at 9 July 1998 (inception)
Common shares issued - cash ($0.003 per share)	1,000,000	1,000	2,000	-	3,000
Net loss for the period	-	-	-	-	-

Balance at 31 December 1998	1,000,000	1,000	2,000	-	3,000
Common shares issued - cash ($0.03 per share)	2,666,677	2,667	77,333	-	80,000
Common shares issued - mineral property ($0.003 per share)	166,677	167	333	-	500
Share issue costs	-	-	(18,070)	-	(18,070)
Net loss for the year	-	-	-	(57,849)	(57,849)

Balance at 31 December 1999	3,833,354	3,834	61,596	(57,849)	7,581
Net loss for the year	-	-	-	(1,691)	(1,691)

Balance at 31 December 2000	3,833,354	3,834	61,596	(59,540)	5,890
Net loss for the year	-	-	-	(9,690)	(9,690)

Balance at 31 December 2001	3,833,354	3,834	61,596	(69,230)	(3,800)
Common shares issued - cash ($3.00 per share)	84,167	84	252,416	-	252,500
Common shares issued - service ($3.00 per share)	8,334	8	24,992	-	25,000
Net loss for the year	-	-	-	(34,009)	(34,009)

Balance at 31 December 2002	3,925,855	3,926	339,004	(103,239)	239,691
Net loss for the year	-	-	-	(7,463)	(7,463)

Balance at 31 December 2003	3,925,855	3,926	339,004	(110,702)	232,228
Net loss for the year	-	-	-	(5,480)	(5,480)

Balance at 31 December 2004	3,925,855	3,926	339,004	(116,182)	226,748
Net loss for the year	-	-	-	(22,941)	(22,941)

Balance at 31 December 2005	3,925,855	3,926	339,004	(139,123)	203,807
Net loss for the period	-	-	-	(21,046)	(21,046)

Balance at 30 September 2006	3,925,855	3,926	339,004	(160,169)	182,761

The accompanying notes are an integral part of these financial statements.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

1.	Nature and Continuance of Operations

Tactical Air Defense Services, Inc. (formerly Natalma Industries, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on 9 July 1998. The Company’s wholly owned subsidiaries, Genesis Aviation Acquisition, Inc., OneSource Aviation Acquisition, Inc. and Resources Financial Aviation Holdings, Inc. were incorporated under the laws of the State of Nevada on 12 July 2006. The Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and no revenue has been generated to date.

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

The Company’s financial statements as at 30 September 2006 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $21,046 for the nine month period ended 30 September 2006 (30 September 2005 - $9,776) and has working capital of $182,761 at 30 September 2006 (31 December 2005 - $203,807).

On 14 July 2006, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with AeroGroup, Inc. where the Company has agreed to acquire all assets and assume all liabilities of AeroGroup in exchange for shares of the Company’s common stock. The agreement is subject to various closing conditions. (Note 8)

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 December 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Genesis Aviation Acquisition, Inc., OneSource Aviation Acquisition, Inc. and Resources Financial Aviation Holdings, Inc.

The accompanying unaudited interim financial statements have been prepared as of 30 September 2006 and for the three month and nine month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended 30 September 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

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

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception on 9 July 1998 to 30 September 2006.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

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

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.

Comparative figures

Certain comparative figures have been adjusted to conform to the current period’s presentation.
3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

4.	Capital Stock

Authorized

The total authorized capital is 350,000,000 of common shares with par value of $0.001.

Issued and outstanding

The total issued and outstanding capital stock is 3,925,855 common shares with par value of $0.001 per share.

During the nine month period ended 30 September 2006, the Company increased its total authorized capital to 350,000,000 common shares with par value of $0.001.

5.	Related Party Transactions

During the nine month period ended 30 September 2006, the Company paid and accrued management fees of $16,985 (30 September 2005 - $4,500) to a company controlled by a former director and shareholder of the Company.

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

The Company has losses carried forward for income tax purposes to 30 September 2006. There are no current or deferred tax expenses for the period ended 30 September 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2006	For the nine month period ended 30 September 2005
	$	$

Deferred tax asset attributable to:
Current operations	7,156	3,324
Less: Change in valuation allowance	(7,156)	(3,234)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 September 2006 and 31 December 2005 is as follows:

	30 September 2006	31 December 2005 (Audited)
	$	$

Net income tax operating loss carryforward	(104,670)	(83,624)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	35,588	28,432
Less: Valuation allowance	(35,588)	(28,432)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2006, the Company has an unused net operating loss carryforward balance of approximately $104,670 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the year 2019 and 2026.

Tactical Air Defense Services, Inc.
(formerly Natalma Industries, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

7.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 9 July 1998 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the nine month period ended 30 September 2005
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

8.	Commitment

The Company signed a letter of intent (the “Letter of Intent”) to acquire all of the issued and outstanding capital stock of four wholly-owned subsidiaries of AeroGroup, Inc., a Utah corporation (the “AeroGroup”). Under the terms of the Letter of Intent, the Company will pay AeroGroup 14,989,800 restricted shares of the Company’s common stock at closing in exchange for AeroGroup’s assets, which will result in the AeroGroup controlling a majority of the Company's voting stock. In all, the Company will assume obligations of AeroGroup’s secured and unsecured convertible indebtedness in the aggregate amount of approximately $8.55 million and various warrants to purchase common stock. In aggregate, over 36,506,113 shares of the Company’s common stock may be issued upon conversion of the assumed indebtedness with an additional 21,566,805 common shares of the Company issuable upon exercise of the warrants.

Pursuant to the Asset Purchase Agreement, the Company incorporated three subsidiaries, Genesis Aviation Acquisition, Inc., OneSource Aviation Acquisition, Inc. and Resources Financial Aviation Holdings, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005; and should further be read in conjunction with the financial statements included in this report.

We have had no revenues from operations since inception and have suffered net losses to date of $160,169.

Three months ended September 30, 2006, as compared to the three months ended September 2005

Results of Operations

For the three months ended September 30, 2006, we earned interest income on our cash in the bank in the amount of $2,049, as compared to $1,342 for the three months ended September 30, 2005.

For the three months ended September 30, 2006, we incurred net operating losses of $11,411, or $0.003 per share, as compared to net operating losses of $7,022 or $0.002 per share, for the three months ended September 30, 2005. Total expenses for the period ended September 30, 2006 were $13,460, comprised of management fees accrued and payable to our former sole officer and director who resigned on 22 August 2006 in the amount of $8,495, legal and professional fees incurred in connection with the preparation and filing of our quarterly and annual reports and other documents with the SEC in the amount of $1,000, fees paid to our stock transfer agent for services in the amount of $155, filing fees in the amount of $3,673 and miscellaneous office expense in the amount of $37.

Liquidity and Capital Resources

Our current cash in the bank in the amount of $185,111 at September 30, 2006 is sufficient to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans. However the Company may require additional funding to implement its Plan of Operations (see below).

Since inception, we have used our common stock to raise money for our operations and to pay outstanding indebtedness. Shareholder's equity as of September 30, 2006, was $182,761.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

We do not currently have any stock options or warrants issued and/or outstanding.

Plan of Operation

On July 14, 2006, we entered into an Asset Purchase Agreement with AeroGroup, Inc, a Utah corporation and unrelated third party, whereby we have agreed to acquire all of the assets and assume all liabilities of AeroGroup in exchange for shares of our common stock. The agreement is anticipated to close by November 15, 2006 and is subject to various closing conditions. Under the terms of the Agreement, we have agreed to pay AeroGroup with 14,989,800 restricted shares of our common stock at closing in exchange for AeroGroup’s assets, which will result in AeroGroup controlling a majority of our issued and outstanding voting stock. We will assume the obligations of AeroGroup’s secured and unsecured convertible indebtedness in the aggregate amount of approximately $8.55 million (inclusive of interest due and payable)

and various warrants to purchase common stock. In aggregate, over 36,506,113 shares of our restricted common stock may be issued upon conversion of the assumed indebtedness with an additional 21,566,805 common shares issuable upon exercise of the outstanding warrants. Pursuant to the Asset Purchase Agreement, we also incorporated three subsidiaries, Genesis Aviation Acquisition, Inc., OneSource Aviation Acquisition, Inc. and Resources Financial Aviation Holdings, Inc.

The closing of the Asset Purchase Agreement was terminable by either party if the transition was not completed by September 28 2006. The Asset Purchase Agreement was amended on September 25, 2006 to extend the Termination date to November 15, 2006. The Asset Purchase Agreement with AeroGroup, Inc was conditioned upon, among other things, various government permits being secured by us and completion of consolidated audited financial statements by our auditors relating to the transaction.

On August 22, 2006, we announced our change of management and appointment of interim management, as required to obtain certain government licenses relating to ownership and operation of military aircraft. As of the date of this report, we have successfully obtained a license as a registered importer with respect to Implements of War from the United States Bureau of Alcohol, Tobacco and Firearms and have registered as a government contractor through the United States Central Contractors Registration office. We have also applied and are awaiting approval of licensing from the United States Department of Defense Trade Control.

The parties are diligently working on completing all other conditions required by the Asset Purchase Agreement with AeroGroup, Inc, which are required to be satisfied in order to consummate the acquisition.
In that regard, the parties have entered into an agreement to extend the date at which either party may terminate the AeroGroup Agreement to November 15, 2006.

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

In December 2005, we disclosed in our Annual Report on Form 10K-SB that we were conducting a private placement offering of a minimum of 500,000 units, up to a maximum of 2,000,000 Units of our restricted common stock at a price of $0.55 per unit (the “Units”).  Each Unit consists of one share of common stock, one Class A warrant (the “Class A Warrant”) and one Class B warrant (the “Class B Warrant”).  Each Class A Warrant is transferable into one share of restricted common stock at a price of $1.00 per share for a period of one year from the date on which the Unit is issued.  Each Class B Warrant is transferable into one share of restricted common stock at a price of $1.50 per common share for a period of three years from the date on which the Unit is issued. The offering was closed on June 29, 2006. We have received subscriptions for Units in the total amount of $346,355 from the sale of 629,911 Units. The funds raised are being held in escrow. The Escrow Funds and the Units will be released by the Escrow Agent to the Company and the Investors respectively upon the completion of an acquisition by the Company of all, or substantially all, of the assets of Aerogroup Incorporated, a Utah corporation, and its subsidiaries (the "Aerogroup Acquisition") expected to be completed by November 15, 2006. All Units sold have been sold to unrelated third parties.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, our former sole officer and director, Derick Sinclair, who resigned on August 22, 2006 has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, Mr. Sinclair, who serves as our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of this evaluation.

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

Exhibit No.  Description

* 3(i)        Articles of Incorporation
* 3(ii)        Bylaws
31.1          Sec. 302 Certification of Principal Executive Officer
31.2          Sec. 302 Certification of Principal Accounting Officer
32.1              Sec. 906 Certification of Principal Executive Officer
32.2          Sec. 906 Certification of Principal Accounting Officer

B) There were four reports on Form 8-K filed during the quarter, each of which can be found in their entirety on the SEC website at www.sec.gov .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.

                       TACTICAL AIR DEFENSE SERVICES, INC.,  a Nevada corporation (Registrant)

Dated: November 13, 2006    /    s/ Mark T. Daniels
By: Mark T. Daniels, Secretary, Treasurer, Principal Accounting Officer and Director

Dated: November 13, 2006       /s/ Charles Searock
By: Charles Searock, President and Principal Executive Officer

                                                                                                                                                                 21