Form 10KSB
period 2006-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2007-06-14
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
   Commission file number: 333-79405

Tactical Air Defense Services, Inc.
(Name of small business issuer on its charter)

NEVADA	88-0455809
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

5501 Airport Drive
Denison, TX 75020
(Address, Including Zip Code of Principal Executive Offices)

(903) 786-5300
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
NONE
Securities registered under Section 12(g) of the Exchange Act:
Common stock, par value $0.001 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐ No ☒

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on June 13, 2007, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $8,629,200. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

Forward Looking Statements

This Annual Report on Form 10-KSB and all other reports filed by Tactical Air Defense Services, Inc., a  Nevada corporation (“TADS”), from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of TADS as well as estimates and assumptions made by TADS management. When used in the filings the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to TADS or its management, identify forward looking statements. Such statements reflect the current view of TADS and with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to TADS, its ability to raise capital and to acquire, lease and operate F-16 or other fourth generation aircraft in order to fulfill its contracts, its ability to acquire, lease and operate air-to-air tanker refueling aircraft, its ability to complete and maintain parts, safety and maintenance programs that will be acceptable to the government contracting parties that it does business with, its ability to procure and fulfill government contracts, and its results of operations and any businesses that may be acquired by TADS. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although TADS believes that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, management does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with TADS’s consolidated financial statements and the related notes filed herewith.

PART I

All references in this Annual Report on Form 10/KSB to the “Company,” “we,” “our,” or “us,” ” refer to TADS and its subsidiaries as constituted subsequent to the acquisition of substantially all of the assets of AeroGroup Incorporated on December 15, 2006, except where the context makes clear that the reference is only to TADS. Information about the Company and the principal terms of this acquisition are set forth below.

Item 1.  Description of Business

Recent Developments

Acquisition of AeroGroup Assets and Change of Control in December of 2006

On December 15, 2006, TADS and three of its wholly-owned subsidiaries, Resource Financial Aviation Holdings Inc., OneSource Aviation Acquisition Inc. and Genesis Aviation Acquisition Inc., each a Nevada corporation acquired substantially all of the assets (the “AeroGroup Assets”) of AeroGroup Incorporated, a Utah corporation, and of its three wholly-owned subsidiaries, OneSource Acquisition, Inc., Genesis Acquisition, Inc. and Resource Financial Holding Acquisition, Inc., each a Delaware corporation (the “AeroGroup Subsidiaries” and, collectively with AeroGroup Incorporated, “AeroGroup”), pursuant to an Asset Purchase Agreement dated July 14, 2006, as amended (the “Asset Purchase Agreement”) and in consideration of the acquisition issued stock and assumed certain indebtedness and other obligations under various warrants, a real property sublease, government and non-government aviation contracts and certain other contracts of AeroGroup (the “AeroGroup Acquisition”).

As a result of this transaction there was a change of control of TADS effective as of December 15, 2007 and, we are deemed to be the legal surviving acquirer in the AeroGroup Acquisition and therefore, the assets and liabilities and historical operations of AeroGroup prior to the Closing Date of the acquisition is reflected in our financial statements and will be recorded at the historical cost basis of AeroGroup.

Prior to the acquisition we were a development stage company without any material revenues from operations. The business of AeroGroup acquired by us has not had any material revenues in 2006 or 2005 and for most of 2004. The business we acquired from AeroGroup was commenced in 2002 by Mark Daniels with the intention of becoming an outsourced provider of military flight training, research and flight support services. We will require substantial additional capital in order to implement our business plan and commence operations. (see “History” and “Risk Factors” sub-sections below).

As a result of the AeroGroup Acquisition, on December 15, 2006 TADS ceased to be a shell corporation as such term is defined in Rule 12b-2 of the Security and Exchange Act of 1934, as amended, resulting in a change of control. A description of our business after the acquisition follows in the “Business” section below.

As a result of the AeroGroup Acquisition, AeroGroup acquired a majority of our issued and outstanding Common Stock. A majority of AeroGroup’s common stock is beneficially owned by Mark Daniels. In addition, on August 22, 2006 Messrs. Daniels was appointed as a board member and Lt. Gen. (Ret) Charles Searock was appointed as President and Mr. John R. Farley was appointed as Vice President to facilitate the process of obtaining the government licenses described in this report. General (Ret) Searock has resigned from all positions with the Company as of December 31, 2006 and Mr. Fred Daniels and Mr. Victor Miller were appointed as directors as of January 8, 2007. Information relating to current and previous management is set forth under the “Management” section below.

Amendment to Articles of Incorporation

Effective as of December 20, 2006 we have filed an amendment to our Articles of Incorporation (the “Amendment”) so as to increase our authorized capital from 100,000,000 shares of common stock, par value $.001 per share only, to 350,000,000 shares, par value $.001 per share, of which 300,000,000 shares are common stock and the remaining 50,000,000 shares are a newly created class of “blank check” preferred stock.

The Amendment authorizes the board of directors to issue one or more series of the preferred stock with such designations, rights, preferences, limitations, privileges and/or restrictions as it should determine by vote of a majority of such directors.

The Amendment was approved by the board and stockholders of the Corporation in May of 2006, as more fully set forth in an Information Statement filed and distributed to stockholders shortly thereafter.

Series A Preferred Stock

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). The Series A Preferred Stock provisions provide for a 7% preferred dividend and are granted super voting rights of 25 votes for each share of common stock voting at a meeting and contain liquidation preference rights. Additionally, the holders of the Series A Preferred Stock are entitled to appoint a director by vote of a majority of the Series A Preferred Stock holders. An aggregate of 6,400,000 shares of Series A Preferred Stock have been issued to certain officers and directors and a consultant in lieu of cash compensation under their respective employment or consulting agreements. See “Series A Preferred Stock Issuances” and the entire “Market For Common Equity and Related Shareholder Matters” sections and the sections titled “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” in this report for additional information relating to these share issuances and related control matters.

Private Placement

On March 2, 2007, pursuant to binding Unit Purchase Agreements (the “Purchase Agreement”) with 11 accredited investors submitted by such investors in 2006, we accepted subscriptions for, and sold to such Investors, an aggregate of 629,911 Units (each, a “Unit”) at a purchase price of $.55 per Unit. Each Unit is comprised of (i) one share of our common stock, par value $.001 per share (the “Common Stock”), (ii) a Class A Warrant to purchase one share of Common Stock at $1.00 per share and expiring on March 2, 2008 (the “Class A Warrant”) and (iii) a Class B Warrant to purchase one share of Common Stock at $1.50 per share and expiring on March 2, 2010 (the “Class B Warrant”). The gross proceeds to the Company of the offering was $346,451.

TADS Corporate History

TADS was incorporated in the State of Nevada on July 9, 1998 under the name Natalma Industries, Inc. Originally, TADS operated as a junior mining company engaged in the exploration of mining properties. We were unsuccessful in locating a joint venture partner to assist us in the development of our mining claims. As a result, TADS was unable to pay for and perform the exploration and development required in its agreement with the owners of its properties and lost our rights to the mining claims. Our management at the time, therefore determined that it was in the best interest of our shareholders that we seek potential operating businesses and business opportunities with the intent to acquire or merge with another business, which led to the AeroGroup Acquisition.

AeroGroup Corporate History

AeroGroup commenced its operations and business plan as a contractor of military flight training as Aerogroup International Corporation in January 2002, and eventually merged with and acquired AeroGroup Incorporated, which was, prior to such time, a non-operating entity called Diversified Resources Group, Inc.

In June of 2006, AeroGroup, through its subsidiaries, acquired two MiG 29 aircraft in Ukraine, and four flight simulators (which we then purchased from AeroGroup in the AeroGroup Acquisition) from three entities controlled by Mark Daniels, our current sole director, majority beneficial shareholder and an officer. AeroGroup also acquired various government licenses and permits that enable it to trade, own and operate military class aircraft and to bid for government contracts. Specifically, AeroGroup acquired the following intellectual property from Mark Daniels:

•	Copyrights to a specialized F-16 Fighter Aircraft training course syllabus, specially created by AeroGroup in training pilots to use this aircraft’s Flight Control Navigation Panel; and

•
Assignments of Provisional applications for utility patents filed relating to methods of operational training uses of fighter aircraft by civilian corporations of these type of military aircraft for training of military personnel, specifically F-16, Pat. Pend. 60805870; Kfir, Pat. Pend. 60805885; A-4 Skyhawk, Pat Pend. 60805877; and MiG 29, Pat Pend. 60805888.

AeroGroup obtained appraisals from certified independent appraisers prior to the acquisition which valued the aircraft and simulators at $6,740,000. As consideration for the purchase of the aircraft and intellectual property from Mr. Daniels and the companies he controlled, AeroGroup assumed (i) indebtedness of $1.1 million owed to Mr. Daniels incurred by the selling companies in connection with Mr. Daniels’ funding of their business operations as evidenced by the Daniels Note, (ii) a promissory note in the original principal amount of $2.2 million, plus interest at 8% per year, purchase money debt which was originally incurred in the acquisition of the aircraft and simulators by the selling companies and (iii) a $3.44 million unsecured promissory note which was made jointly with the AeroGroup Subsidiaries and issued to Mr. Daniels and certain limited liability companies owned by him from which the assets were acquired (the “Unassumed Debt”).

Overview of Business

Government Licenses

We are licensed with the United States Bureau of Alcohol, Tobacco and Firearms as an Importer of Implements of War relating to former military aircraft and related parts. As we are dependent on this license to own, lease, operate and import military aircraft, such as our MiG 29 fighter jets, it was necessary for us to obtain this license as a pre-condition to the closing of the AeroGroup Acquisition. We also hold certain other government licenses that that will enable us to bid for government contracts and to provide flight training and related aviation services to military personnel. (See “Government Licenses” below).

Military Flight Training Services

We have been developing our business as a provider of outsourced military aviation services which include fighter jet pilot training, operational deployment training support, air to air combat (also sometimes referred to as “Red-Air”) support and close air support training for “Forward Air Controllers.” In order for us to be able to perform services and be compensated on any of our current or prospective contracts, and in addition to our need to acquire additional aircraft, we are required to demonstrate that we have established and are able to remain in compliance with a certified parts replacement program, a maintenance program and a safety program.

We intend to initially focus on providing flight training in fourth generation military aircraft, such as F-16, MiG 29, SU-27 or F-15 fighter jets. (see the subsection titled “Flight Training and Other Services” below in this Business Overview Section).

We do not currently own or lease any F-16 jet aircraft or any other fourth generation aircraft (other then the MiG 29s which are in the Ukraine and which are not currently operational). However, we believe that opportunities exist to acquire such aircraft from NATO countries that are looking to update or downsize their F-16 fleets. We must acquire, import and maintain sufficient numbers of these aircraft in order to fulfill our current and prospective government contracts. We do not have any commitments to acquire these aircraft, or to finance the acquisition of these aircraft.

We have recently acquired two modern MiG 29 fighter jet aircraft that are stationed in the Ukraine which are disassembled and are preparing for shipment to the United States for reassembly into airworthy fighter jet attack aircraft. We intend to modify these aircraft for use in air-to-air combat training and other roles discussed above. In addition, we have acquired four Singer Link Flight Simulators used in the training of fighter jet flight operations. These simulators are located at our training facility at Grayson County Airport, Denison Texas.

We have entered into certain contracts and are parties to three subcontracts as described below under the subheading “Government Contracts”, to provide a variety of services including: training, flight support, parts, maintenance, refueling, research, safety and photo chase support of F-16 flight training. We have not yet received tasking orders on any of these contracts as we do not have all of the requisite aircraft and materials and we anticipate that, due to the age of these contracts and our focus on preparations for performing under the most recently obtained F-16 training contract that we will not be asked to perform under these contracts.

We have developed a flight training syllabus for F-16 aircraft that involves both basic flight training and emergency procedures. (See “Flight Training and Other Services” subsection of this Business Overview section below). We also own the copyrights to an F-16 pilot training syllabus relating to certain avionics on the F-16 that we believe is critical to our business plan.

Maintenance and Fixed Base Operations

As part of the AeroGroup Acquisition, we have leased aircraft hangars which will allow us to provide aircraft maintenance and storage, parts inventory storage, personnel housing, transportation and catering services. In addition, we have been developing parts, maintenance and safety programs with the assistance of consultants experienced with military aircraft operations, maintenance and safety.

Dependence on Additional Capital Prior to Commencement of Operations

Our business plan necessitates significant additional capital in order to acquire specialized aircraft which are not readily available in the United States. We will also be required to expend significant additional capital to complete our parts, maintenance and safety programs. We anticipate that used F-16 fighter aircraft will cost at least $5,500,000 per aircraft. We currently have no capital commitments and, if we are not able to raise capital or borrow sufficient funds in order to acquire these aircraft we will not be able to perform on existing or new contracts. (see “Risk Factors” and “Management Discussion and Analysis or Plan of Operations”).

We have experienced significant delays, setbacks and management turnover in completion of the AeroGroup Acquisition in December of 2006 as a result of our lack of funding and will continue to experience setbacks unless we can secure material additional funding.

Government Contracts

Our business is dependent on our ability to bid for, negotiate, secure and perform under specialized government contracts. In addition to the F-16 Training Contract (as hereinafter defined) with the U.S. Army RDECOM, we have also been assigned by AeroGroup, three subcontracts to provide F-16 training support and related services. Because of the age of the subcontracts, and because AeroGroup has not been able to acquire the necessary aircraft, we do not anticipate that we will ever be requested to perform services under these three subcontracts. We will need substantial capital in order to complete our programs and acquire or lease the requisite aircraft. Additionally, even if we do acquire or lease F-16 aircraft or other appropriate fourth generation military aircraft and are otherwise able to provide services under these agreements, we anticipate that we will reject any tasking orders under the three older subcontracts in light of our allocation of resources towards the F-16 Training Contract and any contract related thereto. A summary of the F-16 Training Contract and the other subcontracts assumed by us after the acquisition is as follows:

Recent F-16 Training Contract

In November of 2006, AeroGroup entered into a definitive F-16 Training Contract with the U.S. Army RDECOM memorializing the terms of the Justification and Approval and further expanding the scope of services to permit use of fourth generation fighter aircraft other than the F-16, such as our MiG 29 jets (the “F-16 Training Contract”). The F-16 Training Contract, which has been assigned to TADS, initially will require us to have access to at least seven F-16 jet aircraft and other fourth generation fighter jet aircraft (i.e. MiG-29, SU-27, F-15 or F-16) and to provide basic and continuation combat flight training.

The F-16 Training Contract specifically requires that we have in place, prior to accepting performance obligations thereunder, parts, maintenance and safety programs that are satisfactory based on government standards. While we originally anticipated beginning performance on this contract in April 2007, we have not been able to do so as a result of funding constraints. We anticipate that, presuming we are able to raise additional capital promptly, we will be completed with the implementation of these programs in September of 2007. These programs are designed to ensure the reliability and dispatch readiness of our aircraft. We will be required to update and keep these programs current. We will be subject to regular inspections by the contracting party for compliance with these programs.

The terms of the F-16 Training Contract anticipates that up to 800 hours per year will be requested, or 2,400 flight hours of training through the end of the contract. We will be compensated the amount of $10,350 per flight hour.

The F-16 Training Contract also budgets up to the following amounts for expenses for which we may be reimbursed:

•	$ 150,000 for travel in support of flight training services performed under the contract, which expenses must be approved in advance by the contracting party,

•	$ 75,000 for materials and additional services as required to provide services under the contract, such as spare parts, parachutes, fluids for engine subsystems, batteries, etc., and

•	$ 300,000 for fuel used in connection with our training services under the contract.

All of the above expenses must be properly documented in order to be reimbursed and travel expenses must be approved in advance.

In addition, the F-16 Training Contract requires that program managers, pilots, ground crew and other personnel we utilize in connection with our services have certain minimum training and experience qualifications.

As a result of the foregoing and our lack of funds, we have not been able to accept tasking orders or perform under the F-16 Training Contract. Even if we are able to raise capital expeditiously, we will not be able to accept tasking orders under this Contract until we complete our parts, safety and training programs, obtain F-16 or other fourth generation fighter aircraft and retain appropriately trained personnel.

Other Service Contracts

We are also parties to the below listed subcontracts. However, due to the age of these contracts, we do not anticipate being requested to provide services under these contracts. Additionally, even if we are able to acquire the necessary aircraft, we intend to dedicate our resources to performance under the F-16 Training Contract and other contracts to provide flight training.

Prospective contract to provide F-16 ground and air training

Pursuant to a Subcontract Agreement dated as of August 15, 2003 with Airborne Tactical Advantage Company, LLC, we have agreed to provide F-16 aircraft, equipment, technical assistance and maintenance services for work under Primary Contract N0019-02-D-3158, known as the “CAS-MOS” contract, with the U.S. Navy, Naval Air Systems Command. Specifically, this contract will require us to provide the U.S. Navy with air-to-air and air-to-ship simulated combat scenarios and simulated maritime missile attack training. The agreement is conditioned upon our acquiring the necessary aircraft and equipment to perform, including an F-16.

Subcontract to provide maintenance to parts

Pursuant to a Subcontract Agreement dated as of May 20, 2003 with Advanced Information Engineering Services, Inc., we have agreed to provide, in-flight simulation and research relating to flight control and flight characteristics to the U.S. Air Force under Prime Contract Number F04611-02-D-0007, dated March 1, 1999. Specifically, this contract will require us to provide aircraft to conduct research on flight control handling, flight characteristics stability control, cockpit displays and ergonomics. Under this contract we may also be requested to provide F-16 aircraft to developed software for use in these aircraft.

Subcontract to provide safety chase, target towing and photography support

Pursuant to Subcontract Agreement dated June 21, 2004 with Lockheed Martin Aeronautics Company - Fort Worth (LM Aero), we have agreed to provide, upon request, certain safety chase, target towing and photo chase support in connection with F-16 flight training.

We will not be able to perform services under the above contracts until and unless we have acquired or leased F-16 fighter jet aircraft or, in the case of the F-17 Training Contract, other fourth generation fighter jet aircraft. In addition, certain contracts require us to provide maintenance personnel or flight instructor personnel and to have developed, among other things, adequate safety programs and a pilot syllabus. While we believe that the market provides a sufficient number of retiring military F-16 flight instructor candidates, pilots and maintenance professionals we are likely to allocate these resources and personnel towards other operations. Additionally, we will need substantial additional capital in order to complete these programs and acquire or lease F-16 or other acceptable fourth generation aircraft.

Flight Training and Other Services

AeroGroup has provided operational training support for F-16 Flight training with the Royal Netherlands Air Force in Melbourne Florida in 2003 and in Jacksonville Florida in 2004.

Our flight training services will focus on two major components, “initial qualification” flight training and continuation flight training, both of which consist of ground, simulator and in the air flight training. In addition, we are preparing to perform other flight training support services as described herein.

Initial Qualification Flight Training

Initial qualification flight training consists of the training of military pilots that have only recently become qualified in their aircraft and of more experienced pilots returning for recurrency training. Initial qualification flight training involves aircraft specific flight theory, flight maneuvers, aerodynamics, emergency in flight procedures as they relate to combat in a specific aircraft. Pilots and other crew members are also trained in cockpit resource management, which focuses on division of duties between pilot and co-pilot and utilization of resources within the aircraft cockpit to complete the flight plan and address emergencies. Initial qualification training involves many hours of classroom instruction in aircraft systems operations, air-to-air flight maneuvers, tactics, formation flying, instrument training and air-to-ground tactics. In flight instruction is generally provided only once the pilot has shown proficiency in ground instruction and flight simulator instruction.

Continuation Flight Training

  Continuation flight training focuses on combat and other advanced maneuvers and is conducted after the pilot completes initial qualification training and returns to a “full service” training facility where he is provided refresher or upgrade training to sharpen his or her combat skills. We intend to focus the training venue on NATO customers who would use our facilities and ranges to qualify, in some cases, and re-qualify in other cases in specific combat skills like air-to-air, air-to-ground, electronic countermeasure training, air-refueling training, and other advanced maneuvers. We anticipate that we will utilize our flight simulators to aid in ground training for continuation flight training. Additionally, we believe that use of “foreign” aircraft, such as our MiG 29 aircraft greatly enhances the air-to-air / Red Air combat training program.

Flight training support services

The flight training support services that we may be asked to provide will likely consist of various support functions, which include: supplying flight operation facilities, logistics for personnel accommodations, lodging, transportation, flight planning, munitions security and storage, airspace and military range scheduling, parts and maintenance, aircraft ground handling and overall training management.

Other support services

We are developing a parts and maintenance program and plan to provide maintenance, parts sales and other support services. Additionally, we can currently provide tie-down and aircraft storage services. We do not have any agreements to provide such services at this time, however, we anticipate that if a contract is awarded relating to the F-16 Training Contract, that it will require us to provide certain services relating to our flight instruction.

We do not have any persons soliciting service contracts on our behalf and our only methods to obtain new contracts are currently based on our ability to identify needed services and negotiate the privatization of provision of these services with the government entities in question.

Customers and Competition

We are dependent on a small, limited pool of customers for our services. Our services will only be requested, if at all, by United States military agencies with specific needs or by contractors for these services who sub-contract to us. Additionally, we will seek to enter into training and flight support agreements with NATO aligned countries.

The contract procurement process is lengthy and the government military organizations that are our primary target customers are often times delayed and cautious when issuing contracts such as ours. These customers all have strict regulations and policies with respect to procuring private sector companies, such as us, for their contracts. In addition, unless no other competitors are available, the government contracts we target are generally required to request bids before awarding contracts. While we believe, based on the issuance of the F-16 Training Contract, that no other entities are able to provide services under this or similar training agreements, no assurance can be made that new entities with more resources then us will enter into this business.

Parts Availability

Almost all parts used in the aircraft that we fly have limitations on their useful life. The useful life of the parts used in our aircraft are based on the number of hours flown and/or the age of the parts. In addition, many parts have performance limitations that require replacement or inspection in the event of accident or flight that exceeds the flight envelope of the aircraft. Finally, developments such as accidents of similar aircraft may lead us to replace or repair suspect parts to prevent such accidents on our aircraft. Therefore, in order to maintain our aircraft in airworthy condition, we will be required to obtain and utilize an inventory of surplus parts. We will also be required to keep excess parts in locations other than our headquarters so as to enable on-site repairs when providing services outside of Grayson County Airport. In addition, the aircraft we intend to utilize will be specialized military aircraft some of which were manufactured overseas. These parts are available from very few manufacturers. We are not aware of any United States based manufacturers or resellers of suitable parts for MiG or Sukhoi aircraft and these parts are limited to few overseas sellers.

With respect to United States jet aircraft that we intend to operate, a number of both domestic and foreign parts manufacturers are available who supply F-16 and F-15 related parts. Additionally, based on management’s experience in restoration and operation of other aircraft, we believe that certain surplus parts for United States military aircraft can be easily retrieved at reasonable or nominal prices, from AMARC (Aerospace Maintenance and Regeneration Center), which is also commonly known as the military aircraft “bone-yard” that is part of Davis-Monthan Air Force Base at Tucson Arizona.

If we are not able to maintain an adequate supply of replacement parts, we will not be able to develop or maintain a parts program or a maintenance program and will therefore, not be eligible to accept work orders under our contracts.

Intellectual Property

We own patent applications to a number of procedures that related to the methods of conversion of military aircraft for use by civilian entities in training military personnel. These patents, which were part of the AeroGroup Assets acquired from AeroGroup, are as follows:

Aircraft	Patent
F-16 Falcon	Pat. Pend. 60805870
Kfir	Pat. Pend. 60805885
A-4 Skyhawk	Pat Pend. 60805877
MiG 29	Pat Pend. 60805888

No assurance can be made that we will be awarded patents or that they will not be challenged. Moreover, no assurance can be made that competitors will not utilize similar procedures to privatize military aircraft.

Additionally, we have a copyright on an F-16 Pilot Training Syllabus used in training F-16 pilots in use of a fire control navigation panel.

Finally, as part of the AeroGroup Assets acquired in the AeroGroup Acquisition we have been assigned Federal Aviation Administration Aircraft Dealer license, which will be necessary for us to import and resell aircraft.

Government Approval and Regulation

Our proposed business is heavily regulated. All of our operations involve intense government approval and oversight. Prior to awarding contracts other then on a “bid for service” basis, military agencies are required to publish their proposed award of a contract with details of such contract. During this time period, other persons may submit objections or counter bids on these contracts.

Our aircraft operations will also be subject to all regulations of the Federal Aviation Administration that relate to civil “experimental” aircraft, and will be subject to airworthiness standards and operating procedures of the Federal Aviation Administration. Additionally, our pilots, instructors and mechanics also must generally be appropriately certified to perform their duties by the Federal Aviation Administration and are required to comply with strict recurrency flight training rules and medical certification.

In addition to the foregoing, government agencies will require that we have and maintain a proper safety program, an approved parts program and an approved maintenance program, each of which must be sufficient to support the contracts that we undertake to perform and each of which must be continually kept current.

Under our F-16 Training Contract, we are also subject to audit and inspection to ensure that we are in compliance with all of the foregoing requirements insofar as they relate to providing services under this agreement. If we are not in compliance we could be fined and we risk suspension or loss of the contract.

Additionally, we may be subject to rules of foreign governments with respect to operations of our aircraft over their territories.

Effect of Government Regulation

As evidenced by the Justification and Approval for the F-16 Training Contract, we believe that it is not common for branches of the United States military to issue contracts to private entities such as us, for training of military personnel in combat and other military exercises. No assurance can be made, therefore, that other government agencies will outsource their training or flight support services, or that the government agencies that we deal with will not change their policy with respect to such contracts to not renew or issue new contracts to us or others in our business sector. Additionally, due to terrorist or other national safety concerns, no assurance can be made that Bureau of Alcohol, Tobacco and Firearms will not restrict or prohibit the renewal of a permit to private companies such as us, to own and operate our military aircraft.

Government Licenses

In order to own and operate military aircraft and to enter into government contracts we are required to have certain government licenses and permits (the “Government Licenses”).

As of September 21, 2006 we were issued a license as a registered importer of “Implements of War: former military aircraft and related parts,” with the exclusion of guns and ammunition, from the United States Bureau of Alcohol, Tobacco and Firearms (Registration No. A-67-262-0921). We are required to renew this registration annually. We must maintain this license in order to import, own and operate the kinds of military aircraft that we need in order to fulfill our training contracts, such as MiG 29, F-16, Su-27 and similar modern fighter jets. We are dependent on having qualified personnel as members of our management in order to maintain this license.

We are also registered as a government contractor through the United States Central Contractors Registration office. We are required to maintain our registration with the Central Contractor Registration in order to be eligible to bid on government contracts.

Finally, we have recently become registered with the United States Department of Defense Trade Control.

Development of Programs

During fiscal 2005 we spent approximately $88,000 in developing our training syllabus with an no expenditures in fiscal 2006 for these programs. We believe that we are required to have a strong and efficient training syllabus in order to maintain and bid for additional military training contracts. We have also begun development of an approved parts program, a safety program and maintenance program, all of which are required to be in effect prior to being tasked on any military contracts. We anticipate that, while we are nearly completed with this syllabus, we will have to expend at least $1,000,000 of additional funds in developing our parts, maintenance and safety programs.

Employees

As of May 30, 2007, we have nine full time and six part time part time employees.

Accounting Treatment; Change Of Control

The AeroGroup Acquisition has been accounted for as a "reverse acquisition," as AeroGroup owns a vast majority of the outstanding shares of the Company's Common Stock as a result of the AeroGroup Acquisition. Consequently, AeroGroup is deemed to be the accounting acquirer in the reverse acquisition and TADS is deemed the legal acquirer. Therefore the assets and liabilities and the historical operations of AeroGroup prior to the AeroGroup Acquisition will be reflected in the financial statements and will be recorded at the historical cost basis of AeroGroup. The consolidated financial statements for the Company after completion of the Acquisition includes the assets and liabilities of both TADS and AeroGroup, historical operations of AeroGroup, and operations of TADS from the closing date of the AeroGroup Acquisition.

Except as described herein and under the Asset Purchase Agreement, as amended, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of the Company's board of directors and, to our knowledge, no other arrangements exist that might result in a future change of control of the Company.

AeroGroup Assets Acquired

The AeroGroup Assets acquired from AeroGroup in December 2006 include:

•
Two MiG 29 “Fulcrum” fighter aircraft, which were appraised in late 2005 at $2,800,000 each (pre-modification) which are located in the Ukraine and are being prepared to be shipped to the United States for reassembly;

•
Four Singer Link tactical jet simulators, and related equipment, recently appraised in late 2005 $285,000 each (pre-modification) currently located at the Company’s facility at the Grayson County Airport;

•	Assignments of copyrights to a specialized F-16 Fighter Aircraft training course syllabus, specially created by AeroGroup for training pilots to use this aircraft’s Flight Control Navigation Panel;

•
Assignments of provisional applications for utility patents filed relating to methods of operational training uses of fighter aircraft by civilian corporations of these type of military aircraft for training of military personnel, specifically F-16, Pat. Pend. 60805870; Kfir, Pat. Pend. 60805885; A-4 Skyhawk, Pat Pend. 60805877; and MiG 29, Pat Pend. 60805888;

•	Assignment of a Federal Aviation Administration issued license as an Aircraft Dealer;

•
Rights as assignee under three subcontracts and one contract to provide combat, primary and other flight training, as well as training research, in the F-16 and various other types of aircraft to military personnel of the U.S. Armed Forces and to the armed forces of certain NATO aligned countries (the “Training Contracts”);

•	Assignment of a sublease of facilities at the Grayson County Airport in Grayson, Texas, including aircraft hangars, land and office space; and

•	Assignment of an option to enter into an exclusive agreement with Air Support Systems, LLC, to lease IL-78 tanker aircraft which are used primarily in air-to-air refueling operations.

It is intended that the AeroGroup Assets will be used by the Company in connection with both “basic flight training” and “combat flight training” of military pilots. The Company will use the MiG’s and other assets to provide U.S. and NATO military pilots with a “real life” opportunity to train against threat-type aircraft whose performance and flight characteristics are superior in some respects to those of U.S. and NATO fighter aircraft.

Additionally, simultaneously with the acquisition of AeroGroup Assets, TADS has entered into an option agreement with Air Support Systems, LLC, granting TADS the right to lease IL-78 tanker aircraft (the “Tanker Lease Option”).

Consideration Paid For AeroGroup Assets Acquired

The consideration paid to AeroGroup for the assets consisted of:

•	14,989,900 shares of restricted Common Stock of TADS, par value $.001;

•	the assumption of AeroGroup’s convertible indebtedness with an outstanding aggregate principal balance of approximately $13 million on the closing date (the “Convertible Notes”);

•	the assumption of AeroGroup’s obligations under certain outstanding warrants exercisable into 23,968,315 shares of Common Stock as of the Closing Date (the “Warrants”);

•	the assumption of AeroGroup’s obligations to issue shares to a former employee and to or to a former consultant; and

•
the assumption of AeroGroup’s obligations under assumed contracts, the Tanker Lease Option and the property and hangar sublease at the Grayson County Airport which was used by AeroGroup prior to our acquisition.

Material Agreements Entered Into

As consideration for the AeroGroup Assets acquired in the AeroGroup Acquisition, TADS assumed notes, warrants and contracts and entered into certain other material agreements, each effective as of the Closing Date, as follows:

•
Cambar Note. TADS assumed a promissory note dated December 30, 2005, held by Cambar Associates, Inc. in the initial principal amount of $2,200,000, plus interest at the rate of eight percent (8%) per year (the “Cambar Note”). On December 15, 2006, the closing date of this acquisition, the Cambar Note had an aggregate balance of $2,376,000. Accrued and unpaid interest on the Cambar Note is payable every six months. The entire outstanding principal balance and accrued and unpaid interest on the Camber Note is due December 30, 2008.  The outstanding balance of the Cambar Note may become immediately due and payable upon the occurrence of any event of default, including the failure of the borrower to make payment when due, the borrower’s seeking relief under the bankruptcy code, or if an involuntary petition in bankruptcy or receivership is not vacated within 30 days. Pursuant to an assumption and novation agreement between TADS and Cambar entered into in connection with the AeroGroup Acquisition, the Cambar Note is convertible into Common Stock at a conversion rate of $.50 per share but only during the one month period prior to the due date of December 30, 2008.

•
Secured Daniels Note. TADS assumed a promissory note dated June 30, 2006 held by Mark Daniels in the initial principal amount of $1,100,000, plus interest at the rate of 12% per year (the “Secured Daniels Note”). On the Closing Date, the Secured Daniels Note had an outstanding balance of $1,553,528.  The Secured Daniels Note is payable beginning July 1, 2008 in 36 equal monthly installments of principal in the amount of $30,555, plus accrued and unpaid interest. The outstanding balance of the Secured Daniels Note may come immediately due and payable upon the occurrence of any event of default, including dissolution of TADS or any TADS Subsidiary; default in the payment when due of principal, interest or other amount payable; the filing of a voluntary or involuntary petition in bankruptcy; the appointment or the filing of an application or appointment of a receiver, trustee, liquidator or committee; and the making of an assignment for the benefit of creditors by or against TADS or any TADS Subsidiary.  The Secured Daniels Note is secured by a first lien on TADS’ assets, including its stock in the TADS Subsidiaries. The outstanding principal and interest on the Secured Daniels Note is convertible into Common Stock of TADS at any time at a conversion price of $.50 per share, with no anti-dilution provisions.

•
Security Agreements Related to Secured Daniels Note. The TADS Subsidiaries guaranteed the Secured Daniels Note and TADS and each of the TADS Subsidiaries entered into security agreements with Mark Daniels to secure the payment and performance of the Secured Daniels Note and granting a security interest in certain of TADS’ assets including, all goods, equipment, inventory, general intangibles, contracts and securities. In the event of a default in the payment of the Secured Daniels Note, the Asset Purchase Agreement or in any of TADS’ obligations under the security agreements, Mr. Daniels may enforce his rights against the collateral, including foreclosing his security interest.

•
Investor Notes. TADS assumed various promissory notes in the original aggregate principal amount of (i) $1,445,599 to Sprout Investments, LLC, (ii) $1,433,120 to Gary Fears, (iii) $160,000 to Ron Topper, (iv) $20,000 to Dilair, Inc. and (v) $366,602 to Mark Daniels (collectively, the “Investor Notes”) reflecting loans made by the investors to AeroGroup with various issuance dates between March of 2002 and April of 2006 each maturing three years from the date of issuance of the respective notes. The Investor Notes were issued in conjunction with warrants which have also been assumed by TADS, as set forth below. On the Closing Date, the Investor Notes had an aggregate outstanding principal and interest balance of approximately $4.1 million. Interest on the Investor Notes accrues at 12% per year and is payable quarterly in arrears, with the outstanding principal and interest balance due and payable on the third anniversary of each note. The outstanding balance of each Investor Note may come immediately due and payable upon the occurrence of any event of default, including the non-payment by the borrower when due, or upon a material breach of the other provisions of each Investor Note that is not cured a reasonable time after notice. The Investor Notes grant “piggy-back” registration rights to the holders whenever the Company files a registration statement other than on Form S-4 or Form S-8 and, if such registration statement does not include shares underlying the Investor Notes, the holders thereof are entitled to a penalty equal to 2% of the principal amount of its Investor Note per month until registered or otherwise tradable under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Investor Notes are convertible into shares of Common Stock at the conversion price of $.15 per share, except the Investor Note held by Dilair which is convertible at the rate of $.50 per share. There is no provision for anti-dilution in these notes. The Investor Notes provide for a limitation on conversion such that the holder may not convert the Investor Notes held by such holder to the extent that the conversion thereof would result in said holder having beneficial ownership of TADS Common Stock that exceeds 4.9% of the outstanding shares of the TADS Common Stock, when combined with all other shares held or acquirable within 60 days by such converting holder. This provision can be waived by the holder after 60 days' advance notice to TADS. The holders of the Investor Notes have waived any default penalties or remedies under the Investor Notes and related warrants, relating to any default or anti dilution adjustment that would have otherwise occurred through August 31, 2007, and have waived any damages relating to the failure to register their shares prior to such time.

•
Davenport Reserve Holding, LLC, Debenture. TADS assumed a convertible debenture issued to Davenport Reserve Holding, LLC in the original principal amount of $422,176, plus interest at the rate of 8% per annum. Interest and principal is payable on the debenture on April 18, 2009. The debenture is convertible into shares of common stock at the rate of $.45 per share. The debenture does not contain an anti-dilution adjustment. It may be prepaid in full on 90 days’ notice, provided that the debenture has not been converted by the prepayment date. The holder may require prepayment in full in the event of an underwritten public offering of securities by TADS resulting in gross proceeds of $5,000,000 or more. The debenture contains covenants which must be observed by TADS, including prohibition against distribution to shareholders by TADS and the TADS Subsidiaries; prohibition against borrowing or guarantying any persons indebtedness or other obligation except for indebtedness or guarantees existing at the time of the debenture, trade payables, borrowings or guarantees made in the ordinary course of business and borrowings for general corporate purposes or borrowings to repay the debenture. The outstanding balance of the debenture may be accelerated upon an event of default, including, failure to pay principal and interest when due, failure to convert when requested by holder, breach of covenants, appointment of a receiver or trustee or assignment for the benefit of creditors by TADS or any subsidiary, filing of an un-vacated or stayed judgment in excess of $200,000, bankruptcy by TADS or a TADS Subsidiary, or institution of a proceeding against any of them not dismissed in 60 days. At the option of the holder, a merger or consolidation of TADS may be treated either as an event of default or the holder may elect to convert the note into shares of the surviving entity. In December of 2006 Davenport Reserve Holdings, LLC acquired at an additional promissory note in the principal amount of $82,145 under similar terms. (See “Notes Issued in December 2006”).

•
Notes Issued in Second, Third and Fourth Fiscal Quarters of 2006. TADS assumed various convertible notes in the aggregate principal amount of $868,398 which notes were issued to SilverLeaf Capital, Inc., Sprout Investments, LLC, Gary Fears, Davenport Reserve Holdings, LLC, Air Support Systems and Dilair, Inc. which were issued between October and December of 2006 and all of which are due on October 19, 2009 (the “Additional Notes”) evidencing loans made to AeroGroup between October through December 2006. The Additional Notes were issued in connection with warrants to the investors therein. The Additional Notes accrue interest at the rate of 12% per year and principal and interest on the Additional Notes is due and payable on October 19, 2006. The Additional Notes are identical in all material respects to the Investor Notes, except that they are convertible at $1.00 per share, except for the Additional Note to SilverLeaf Capital, Inc. which are convertible at a price of $0.45 per share and all of these notes specifically contemplate the assumption of said notes by TADS pursuant to the AeroGroup Acquisition. The warrants issued in conjunction with the Additional Notes were exercisable at $1.00 per share, other then the warrants to SilverLeaf Capital, Inc., which is exercisable at $.45 per share. In an event of default, the Conversion Price of the Additional Notes is automatically reduced to the lesser of $1.00 per share or 50% of the average trading price during the 5 day period immediately prior to any conversion, with a minimum conversion price of  $.15. The Additional Notes grant the holders “piggy-back” registration rights. If the borrower does not register the holder’s stock when required, it will be obligated to pay liquidated damages each month of 1% of the initial principal amount until the shares are registered for resale or are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

•
Warrants Issued In Conjunction With Investor Notes and Additional Notes. TADS assumed warrants to acquire stock in AeroGroup, which warrants were issued in connection with the issuance of the Investor Notes and the Additional Notes. The warrants issued in connection with the Investor Notes (the “Investor Warrants”) became exercisable for an aggregate of TADS Common Stock at the closing of the AeroGroup Acquisition, at an exercise price of $.15 per share, with the exception of the Investor Warrant to Dilair which is exercisable at $.50 per share. There were 23,968,315 Investor Warrants assumed in all, all of which expire five years from the date of issuance thereof and include: (i) 9,970,667 warrants issued to Sprout Investments, LLC between April of 2003 and January of 2006, (ii) 9,554,130 warrants issued to Gary Fears between May 2002 and March 2006, (iii) 2,444,014 warrants issued to Mark Daniels between April 2003 and November 2005, (iv) 1,066,667 warrants issued to Ron Topper in December of 2005 and (v) 40,000 warrants issued to Dilair, inc on January 2006 which are exercisable at $.50 per share. The warrants issued in conjunction with the Additional Notes (the “Additional Warrants”) became exercisable at for the acquisition of TADS Common Stock at the Closing of the AeroGroup Acquisition, at an exercise price of $1.00 per share, with the exception of the Investor Warrants issued to SilverLeaf Capital LLC, which will become exercisable into TADS Common Stock at $.45 per share and all of the Additional Warrants expire on October 19, 2011. There were 892,842 Additional Warrants assumed in all, which include (i) 41,803 warrants issued to Sprout Investments, (ii) 449,370 warrants issued to Gary Fears, (iii) 159,800 warrants issued to Air Support Systems, LLC, (iv) 115,280 warrants issued to Dilair, Inc. (v) 82,145 warrants issued to Davenport Reserve Holdings, LLC and (vi) 44,444 warrants issued to SilverLeaf Capital, Inc., which are the only warrants exercisable at $.45 per share. These warrants are afforded certain anti-dilution protection in the event of share issuances that are dilutive to the warrant holders. These warrants all provide for a limitation on exercise such that the holder may not exercise the warrants held by such holder to the extent that the exercise thereof would result in said holder having beneficial ownership of TADS Common Stock that exceeds 4.9% of the outstanding shares of the TADS Common Stock, when combined with all other shares held or acquirable within 60 days by such converting holder. This provision can be waived by the holder after 60 days' advance notice to TADS. The warrants are immediately exercisable and have a warrant exercise term of five years from the issuance date below, with the exception of the Additional Warrants which all expire October 19, 2011.

•
Sublease of Office and Aircraft Hangar Space at Grayson County Airport. TADS assumed the Sublease between AeroGroup and International Tactical Training Center, Inc., an entity that is 51% owned and controlled by Mark Daniels and 49% owned by Victor Miller, dated May 8, 2006 (the “Sublease”). At the time of the assumption of the sublease, Mr. Miller was not an officer or director of the Company. The sublease covers 15,397 square feet of office space in Building No. 110 located at 5501 Airport Drive, Denison, Texas and 36,598 square feet of land also at the Grayson County Airport. The Sublease is a gross lease and rental under the sublease is $9,000 per month, subject to an annual increase equal to the increase in the consumer price index, which increase will not be less than 2% nor more than 8% over the previous year’s rental. With respect to the office space, the sublease expires in May, 2046. The balance of the sublease, which relates to the land, expires in April, 2011. (See also“Certain Relationships and Related Transactions”).

•
Assumed Salary Obligations. TADS assumed a note issued in connection with a settlement agreement in the principal amount of $250,000, with an interest rate of 12%, payable in 36 equal monthly installments of principal, plus interest commencing April 13, 2008. The note has a maturity date of April 13, 2011. The note is convertible into shares of Common Stock at a rate of $.50 per share. In addition, TADS agreed to issue 600,000 shares of TADS Common Stock, in connection with its assumption of AeroGroup’s obligations to issue 30,000,000 shares under a consulting agreement entered into in 2003 with Sprout Investments, LLC. However, Sprout Investments LLC is required to provide no less then 61 days’ written notice prior to requesting such shares.

•
Assumption of Contracts. TADS assumed the rights of AeroGroup under three subcontracts to provide flight training and support and one contract to provide flight training in F-16 fighter jet and other fourth generation aircraft, each as more fully described below.

Private Placement

On March 2, 2007, pursuant to binding Unit Purchase Agreements with 11 accredited investors submitted by such investors in 2006, we accepted subscriptions for, and sold to such Investors, an aggregate of 629,911 Units (each, a “Unit”) at a purchase price of $.55 per Unit. Each Unit is comprised of (i) one share of our Common Stock, (ii) a Class A Warrant to purchase one share of Common Stock at $1.00 per share and expiring on March 2, 2008 (the “Class A Warrant”) and (iii) a Class B Warrant to purchase one share of Common Stock at $1.50 per share and expiring on March 2, 2010 (the “Class B Warrant”). The gross proceeds to the Company of the offering was $346,451.05.

Additionally, between January 1, 2007 and June 8, 2007, we received loan proceeds of $697,000 from four unrelated parties. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into TADS Common Stock at a conversion rate of $1.00 per share and provide for warrants to purchase shares of TADS Common Stock at an exercise price $1.00 per share.

Material Relationships

On the Closing Date, Mark Daniels, a controlling shareholder of AeroGroup was serving as the sole director of TADS and as its Secretary and Treasurer. Mr. Daniels became a director and officer of TADS on August 22, 2006 in order for TADS to secure the government licenses required to be obtained as a condition to the closing of the AeroGroup Acquisition. At the time TADS and the AeroGroup negotiated and entered into the Asset Purchase Agreement, Mr. Daniels was not an officer, director or affiliate of TADS and, Mr. Sinclair, the sole director and executive officer of TADS at such time was not an officer, director or affiliate of TADS. While these transactions were approved by the board of both companies, there were no independent board members of either Company at the time of such approvals.

Mr. Daniels remains a director through the date of this report. As a result of the Aero Group Acquisition, AeroGroup acquired a controlling interest in TADS. Mr. Daniels is a controlling stockholder in AeroGroup and has indirect voting and dispositive control over its TADS stock. As a result, Mr. Daniels is the beneficial owner of AeroGroup's TADS stock and has a 81% beneficial ownership interest in TADS as of the closing of the AeroGroup Acquisition.

As consideration for the AeroGroup Acquisition, TADS assumed notes and warrants held by Mr. Daniels as follows:

•	TADS assumed the $1,100,000 Secured Daniels Note,

•	TADS and the TADS Subsidiaries entered into the Daniels Security Agreement,

•	TADS assumed Investor Notes held by Mr. Daniels in the aggregate original principal amount of $366,602.04,

•
TADS assumed Warrants to acquire stock in AeroGroup, which Warrants will now be exercisable for the acquisition of 2,444,014 shares of Common Stock. The Warrants are exercisable at an exercise price of $.15 per share. They are immediately exercisable and have a warrant exercise term of five years. The warrants were issued between April 1, 2003 and November 12, 2005 in conjunction with Investor Notes issued to Mr. Daniels,

•	TADS assumed the Cambar Note, which was originally the obligation of Mr. Daniels and certain entities owned by him, and

•	TADS assumed all obligations under the Sublease with respect to the office and hangar space previously used by AeroGroup which is now occupied by TADS.

The terms and conditions of the foregoing instruments and agreements are described above under the heading “Material Agreements Assumed and Entered Into”.

As a result of the AeroGroup Acquisition, TADS assumed AeroGroup’s obligations to issue over 251,802,762 shares of AeroGroup common stock pursuant to the convertible notes and warrants which have become convertible into or exercisable for 29,559,367 shares of TADS Common Stock as part of the terms of the AeroGroup Acquisition. Conversion of those convertible securities prior to the closing of the AeroGroup Acquisition would have resulted in a dilution of Mr. Daniels’ stock in AeroGroup, which will no longer be the case.

In addition, Mark Daniels owns 51% of the issued and outstanding stock of International Tactical Training Center, Inc., which is the Sublandord in the Sublease. The remaining 49% is owned by Victor Miller, who was not an officer or director of TADS at the time of the transaction. The sublease relates to space previously occupied by AeroGroup, which is now being occupied by TADS. This sublease was assumed at “cost” and neither Mr. Daniels, nor International Tactical Training Center, Inc. have profited or will profit from such sublease.

RISK FACTORS
We are subject to a number of risks, including those enumerated below. Any or all of these risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows and on the market price of our Common Stock. Additional risks and uncertainties that we do not presently know about or that we currently believe are immaterial may also adversely impact our business operations. Negative consequences associated with the following risks would likely cause our business, financial condition or results of operations to suffer.

Risks Relating to Our Company

Our auditors have expressed substantial doubt in their report on our financial statements about our ability to continue business.

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements for the years ended December 31, 2006 and 2005, indicating that there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this current report do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment in our company. We will therefore need immediate additional substantial capital in order to continue to operate.

We have a history of losses since our inception, we expect future losses, have minimal revenues and we may never achieve or sustain profitability.

We have incurred net losses each year since our inception. Additionally, we have only one viable contract, the F-16 Training Contract, which we can not perform services under until we acquire or lease additional aircraft and complete our parts, maintenance and safety programs.

We have a significant amount of secured and unsecured indebtedness. We have substantial debt interest payments under our Investor Notes, Additional Notes, Secured Daniels Note and Cambar Note. We have no revenues in 2006 and will likely be in default if we do not earn revenues or raise additional capital to repay these debts.

We have been funded to date primarily from the sales of convertible promissory notes and warrants. Additionally, the AeroGroup Assets were acquired with a purchase money note of $2.2 Million issued to Cambar Associates. These significant amounts of indebtedness are required to be repaid. Interest on the Investor Notes and Additional Notes are paid quarterly. We are likely to be in default in a substantial portion of this indebtedness in the near future if we are not able to raise additional capital to repay them.

Additionally, all of the foregoing indebtedness, is convertible at prices ranging between $.15 and $1.00 per share, while our share price at the time of the assumption of this indebtedness was far above this. This may act as a deterrent for future investors who wish to invest in the Company.

We expect to continue to incur net losses until at least the third quarter of our fiscal year 2007 and these losses may be substantial. To implement our business strategy, we will have to incur a high level of fixed operating expenses and we will continue to incur considerable business development expenses and capital expenditures relating to our acquisition or lease of aircraft and development of our parts, maintenance and safety programs. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We are therefore dependant on our ability to raise substantial additional capital as further discussed herein.

Our business is capital intensive and we will require substantial additional capital in order to carry out our business plan.

We will need to import our two existing MiG 29 aircraft from the Ukraine and acquire or lease additional aircraft in order to become operational and will need to acquire or lease at least seven additional F-16 fighter jet or other fourth generation fighter aircraft in order to perform under existing contract or bid for additional training contracts. If we fail to perform under existing contracts these contracts may also be terminated. The operation of jet aircraft is highly capital intensive. Additionally, we are required to invest substantial additional capital through September of 2007 in order to develop our parts, maintenance and safety programs. If we do not complete these programs we will be ineligible to perform under our F-16 Training Contract or bid in future contracts and such contract may be terminated. We do not have any commitments for additional financings and no assurance can be made that we will be able to secure such financing commitments on terms that are acceptable to us. (See next risk factor for specific risks relating to aircraft availability.)

Our success is dependent on our ability to locate, acquire, import and operate, used F-16 fighter jet aircraft or other fourth generation military aircraft, which are difficult to find and expensive.

Our existing and current prospective contracts require, among other things, that we first acquire at least two to five additional operating F-16 fighter jet aircraft or other fourth generation fighter jet aircraft (e.g. Su-27s, F-15, F-16, or MiG 29 or Mig 31 aircraft) before we can be called upon to perform services. We have entered into negotiations with the air forces of several NATO aligned European countries that have expressed an interest to selling these aircraft, however, a number of impediments exist to our ability to acquire these aircraft:

•	we do not have financing arranged to acquire these aircraft, which we estimate will cost at least $5,500,000 each (plus transportation, mechanical and maintenance costs and repairs),
•	we have negotiated but have not entered into, formal contracts for the acquisition of these and other aircraft,.
•	we may encounter unexpected government regulation imposed by policymakers that would make the trafficking of these military aircraft more difficult,
•	others may bid for or acquire aircraft from our sources, thereby increasing our purchase price and/or limiting the number of aircraft available to us.

If we are not able to afford to acquire these aircraft, we will have to attempt to find leasing companies willing to acquire these aircraft and lease these aircraft to us at reasonable terms. We have not identified any known leasing sources and no assurance can be made that we will be able to do so. Moreover, even a lease will still require a substantial capital commitment by the Company.

We currently do not have any financing commitments and no assurance can be made that we will be able to obtain such commitments or raise sufficient capital to acquire, import, operate and maintain in airworthy condition, our aircraft or that we will be able to enter into definitive agreements to acquire these aircraft with our prospective vendors.

No assurance can be made that we will be able to acquire the modern aircraft necessary to the operation of our business. Additionally, even if we acquire the necessary aircraft they must be modified for our purposes. No assurance can be made that we will be able to successfully implement our acquisition strategy for these aircraft, or, if we do acquire the aircraft, that we will be able to maintain and operate them efficiently.

Our business plan is based on an unproven business model and limited or no public information is readily available for civilian companies that provide military flight training.

All efforts that were previously initiated by us in an attempt to develop a viable business plan have been abandoned in light of the acquisition of the AeroGroup Assets and related business. In place thereof, we have adopted as a new plan of operations the strategy that has been developed and evolving since 2002. To date, implementation of our business strategy relating to civilian training of military personnel has been limited, with only one contract and several subcontracts having been entered into. Accordingly, our business and operations are in the development stage, subject to all of the risks inherent in the establishment of new business ventures. There can be no assurance that our intended business and operations will be successful. Any future success that we might enjoy will depend upon many factors including factors which may be beyond our control, or which cannot be predicted at this time. We may encounter unforeseen difficulties or delays in the implementation of our business plan. There can be no assurance that such difficulties or delays will not have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in us.

We can also be adversely affected by a number of external factors, such as conditions prevailing in the securities markets and/or the economy generally. Consequently, an investment in the Company is highly speculative and no assurance can be given that purchasers of our securities will realize any return on their investment or that purchasers will not lose their entire investment.

Recent Securities and Exchange Commission interpretations of rules relating to registration of securities acquired in private placements could adversely affect the trading market of our Common Stock or our ability to raise capital.

The company believes that SEC staff has recently taken the position with respect to recently filed shelf registration statement filings covering selling shareholder stock that if a large percentage of the company’s outstanding restricted securities are being registered, those selling shareholders are deemed to be underwriters who must sell into the market at a fixed price. In addition, for selling shareholder shelf offerings related to stock underlying convertible securities, we believe some of the staff has indicated in comment letters that the registration statements cannot be filed until the convertible security has been converted. The SEC has not issued any specific guidance or interpretation on this issue. However, these positions regarding selling security holders registration statements could severely restrict our ability to raise capital through private offerings. Potential financing sources, such as funds and wealthy private investors, may re-think their investment strategies and not want to invest in small public companies where they are restricted in this manner from liquidating their investments through registration and resale of their securities. As a result, our cost of capital may increase or we may not be able to access private investments at all.

We are currently in a growth-stage and may experience setbacks in business development and expansion.

We are subject to all of the risks inherent in the creation of a new business. As a growth-stage company, our cash flows may be insufficient to meet expenses relating to our operations and the growth of our business, and may be insufficient to allow us to service new and additional contracts.

A majority shareholder, who is also our sole director, has the ability to exert control in matters requiring stockholder approval.

Approximately 60% of our outstanding Common Stock is beneficially owned by Mark Daniels. As a result, he has significant influence and control over all actions requiring stockholder approval, including the election of the board of directors. In addition, he is currently the sole member of the Board of Directors. Through his concentration of voting power, he could delay, deter or prevent a change in control of the Company or other business combinations that might otherwise be beneficial to the other stockholders. In deciding how to vote on such matters, he may be influenced by interests that conflict with other stockholders' interests. The Company is also indebted to him, and that loan is secured by a lien on certain of the Company’s material assets.

Potential foreign customers may not be able to obtain permission from the U.S. Government to train in the U.S.

In the event that any foreign country wishes to engage us to provide training services in the U.S., they must obtain the approval of the U.S. government. If they are not able to obtain such approval, they may not be able to retain our services. This may restrict the size of our market and our ability to enter into new contracts.

The auditors of AeroGroup’s financial statements have found certain deficiencies in the reports for the years ended 2006 and 2005.

In connection with the audit of the financial statements for AeroGroup, Incorporated for the years ended December 31, 2006 and 2005, the auditors for AeroGroup communicated to AeroGroup's board of directors, the existence of material weaknesses in the internal controls related to financial reporting. Specifically, they communicated the occurrence of significant adjusting journal entries, principally related to the accounting for derivative instruments, and deficiencies related to disclosures in the notes to the financial statements. In connection with our plan of operations during the next twelve months, we plan on hiring a full time CFO, adding additional accounting staff and strengthening the internal controls over our financial reporting.

The loss of the services of key personnel would adversely affect our business, and could cause us to lose our government permits or contracts.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, particularly our senior management and staff. Specifically, and without limitation, we do not currently have any employment agreements with Mark Daniels, Gen. Charles Searock or Victor Miller. Loss of any one of the services of any one of these employees would be detrimental to our overall business. We also depend significantly upon our skilled training staff and mechanics. The specialized nature of our military flight and in-air refueling training businesses require our training staff to have specialized skills and expertise. In order to maintain our aircraft we need specially trained jet mechanics. If we are not able to obtain and retain personnel with the appropriate skill and licensing, we may not be able to fulfill our obligations under our contracts and it may limit our ability to enter into future contacts, if we do not have the employees necessary to fulfill them.

Because there are a limited number of suppliers, we may not be able to acquire aircraft or replacement parts necessary for the operation of our business.

In order to operate our business, we must have sufficient aircraft in operating condition to fulfill our contractual obligations. The aircraft and replacement parts which we need in order to operate our business are manufactured in only a few locations by a limited number of manufacturers. If any of those manufacturers ceases to manufacture required replacement parts, or we cannot obtain those parts because, for example, restrictions are placed upon the export and import of those parts, and we are otherwise not able to obtain such parts in the open market, we may not be able to keep our aircraft in operating condition. In addition, if we cannot replace aircraft when we need to or expand our fleet when we wish to, it will negatively affect our ability to perform our contracts, and to enter into new contracts. As a result, not only may existing revenue potential decrease, we will not be able to expand our business.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our revenue and increase our costs.

Some of our contracts may not be fully appropriated when entered into and may be subject to future legislative appropriations. Legislatures may appropriate funds for a given program on a year-by-year basis, even though contract performance may take more than one year. As a result, the contract may only be partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. These appropriations, and the timing of payment of appropriated amounts, may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures. If appropriations are not made in subsequent years of a multiple-year contract, we may not realize all of our potential revenues and profits from that contract.

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

      It is important for us to control our contract costs so that we can maintain positive operating margins. We anticipate that the nature of our flight training contracts will provide for fixed hourly fee payments to us for flight time. Additionally, parts and fuel may be requested under a “cost-plus” contract. Under cost-plus contracts, which may be subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be reimbursed for all our costs. Under fixed-price contracts, we receive a fixed price per hour of flight operations regardless of what our actual costs will be. Additionally, we may be penalized if the percentage of aborted flights during any month exceed a percentage (for example 10%) of the actual flight hours. Consequently, we realize a profit on fixed-price contracts only if we control our costs and prevent cost over-runs on the contracts. Under each type of contract, if we are unable to control costs, we may incur losses on our contracts, which may result in decreases in our operating margins and in a significant reduction or elimination of our profits.

If we fail to timely complete, miss a required performance standard or otherwise fail to adequately perform on a contract above a specified percentage, then we may incur a loss on that contract, which may affect our overall profitability.

Our contracts will likely require us to be available with our aircraft and training personnel at a particular time and place. If we fail to be present on a timely basis and a training exercise needs to be aborted, we may not be paid for such tasking.

Our future revenues depend on our ability to consistently bid and win new contracts and renew existing contracts and, therefore, our failure to effectively obtain future contracts could adversely affect our profitability.

Our future revenues and overall results of operations require us to successfully bid on new contracts and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, equipment availability and required governmental approvals. If negative market conditions arise, if the required governmental approval is not obtained, if we lose any of our government licenses, or are unable to develop parts, safety and maintenance programs, we may not be able to pursue particular projects, which will adversely affect our profitability.

We previously operated as a mining company and may have liabilities associated with that business.

We were incorporated in Nevada in July, 1998 under the name Natalma Industries, Inc. for the purpose of engaging in the exploration and development of mining properties. We were unsuccessful in locating a joint venture partner to assist us in the development of our mining claims. As a result, we were unable to pay for and perform the exploration and development required in our agreement with the owners of our properties and we lost our rights to our mining claims. We then determined that it was in the best interest of our shareholders that we seek potential operating businesses and business opportunities with the intent to acquire or merge with another business, which led to the AeroGroup Acquisition. While we are no longer engaged in the mining business, we could incur unanticipated liabilities relating to our previous operations such as claims relating to violations of environmental law or claims for property damage or personal injury.

Risks Relating to Government Contractors and Flight Training Services

As a government contractor, we may be subject to audit and review on certain of our contracts. A negative outcome of any such audit and review could have a negative impact on our business and results of operation.

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs to our business operations. Even though we take precautions to prevent and deter fraud and misconduct, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contracting Audit Agency (“DCAA”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation, which would have a negative impact on our revenue and profitability and could have a negative effect on our reputation and ability to procure other government contracts in the future.

Significant existing or additional governmental regulation could subject us to unanticipated delays and costs, which would adversely affect our revenues.

Nearly every aspect of our business is highly regulated by one or more government agencies. We are subject to compliance with regulatory rules imposed by aviation authorities, the acquisition of aircraft in foreign jurisdictions may be regulated in those jurisdictions, and the import of those aircraft into the U.S. is regulated in the U.S. These laws and regulations may change without notice, resulting in disruptions to our operations. Additional laws and regulations that are applicable to our business may be enacted. The interpretation of any future laws, regulations, applications or enforcements or changes in the interpretations or enforcement of existing law or regulation and their effect on our business cannot be predicted. Any changes imposed by a regulatory agency, including changes imposed by aviation authorities such as the U.S. Federal Aviation Administration to safety standards, could require us to make unplanned modifications to our services or may result in delays or cancellations of contracts, all of which could have a materially adverse effect on our operations and financial condition. Moreover, if we do not comply with existing or future laws, we could be subject to enforcement actions by U.S., as well as foreign governments. We could incur fines or civil penalties; we could be subject to injunctions prohibiting us from taking certain actions necessary to the operation of our business; it may be recommended that we not be allowed to enter into government contracts; and/or we may be subject to criminal prosecution.

In addition, our operations include the use, generation, storage, handling and disposal of hazardous materials. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require us to incur substantial costs in the future which could have a materially adverse effect on our financial condition and results of operations.

We are subject to fluctuations in military spending and a downturn in such spending could result in a decrease in our anticipated future revenues.

We derive most of our revenue from sales to military customers in the United States. We also may wish to enter into contracts with military customers in other countries. The termination of funding for a government program could result in a loss of the anticipated future revenue attributable to that program, which could have a negative impact on our operations. While spending authorization for defense-related programs has increased in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not provide services. As a result, a general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.

We face competition in our industry, and many of our competitors have substantially greater experience and resources than we do.

While we do not believe that we face significant competition for private military flight training, the markets in which we sell our simulation training services are highly competitive, with new entrants emerging and positioning themselves to take advantage of our market. Some of our competitors in the flight simulation sector are larger than we are and have greater financial, technical, marketing, manufacturing and distribution resources. In addition, some competitors have well-established relationships with aircraft manufacturers, airlines and governments which may give them an advantage over us in winning contracts with these organizations. We obtain our contracts through competitive bidding processes that subject us to the risk that we will expend substantial time and effort on proposals for contracts that may not be awarded to us. We cannot assure investors that it will win competitively awarded contracts.

Liability claims from casualty loss could cause us to incur significant payment obligations. This is compounded by the fact that liability insurance is not readily available for the kinds of operations we conduct.

We may be subject to liability claims arising out of accidents or disasters involving our aircraft, including claims for serious personal injury or death. Conventional aviation liability and casualty insurance carriers do not cover hull, liability or casualty insurance for the kinds of operations we intend to conduct making finding insurance difficult and expensive. While some of our government contracts allocate the risk of loss from an aircraft accident to the government entity with whom we have contracted, those entities have not assumed one hundred percent of the risk. If an accident is found to have occurred as a result of our negligence or wrongful act, such as a failure to properly maintain our aircraft, or if it occurs at a time other than during training exercises, we might be found liable and might have to pay significant damages to others for their losses. Additionally, if the accident happens while an aircraft is not conducting operations for a government contract providing for risk assumption by the government, the Company will be subject to material liability. We cannot be certain that we will find adequate and reasonable insurance or that our insurance coverage will be sufficient to cover one or more substantial claims.

Risks Relating to Our Securities

We have a large number of notes and warrants outstanding, which are convertible into shares of our Common Stock at prices below our current trading price. Therefore, investors in the Company’s Common Stock could experience immediate and substantial dilution from the conversion of these notes or exercise of these warrants.

We have assumed over $9 million in outstanding indebtedness, convertible primarily at prices ranging between $.15 per share and $.50 per share, with certain, more recently issued indebtedness being convertible at $1.00 per share or less, depending on the trading market for our securities. These notes are convertible into approximately 39 million shares of TADS Common Stock. Additionally, we have assumed warrants to acquire over 24 million shares at similar prices. Therefore, shareholders who acquire our stock at current market prices may suffer substantial dilution in the event that such noteholders and warrantholders elect to convert their notes or exercise their warrants.

Additionally, the overhang from convertible notes and warrants with low conversion prices and exercise prices could cause resistance in the marketplace for our Common Stock and prevent our stock price from increasing.

There is no established public trading market for our securities, which could adversely affect the ability of investors in our Company to sell their securities in the public market.

Our Common Stock, which is quoted on the OTC Bulletin Board, or OTCBB, is thinly traded. We cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of our Common Stock may be required to retain their shares for an indefinite period of time.

The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than stock exchanges. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the exchanges. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of Common Stock may be unable to resell their securities at or near their original acquisition price or at any price. Market prices for our Common Stock will be influenced by a number of factors, including:
•	the issuance of new equity securities pursuant to future offering;
•	changes in interest rates;
•	competitive developments, including announcements by our competitors;
•	new services or significant contracts, acquisitions;
•	strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our Common Stock;
•	investor perceptions of us and of the aviation military training industry generally; and
•	general economic and other national and international conditions.

Our Common Stock is considered a "penny stock" and may be difficult to sell. We have also recently received notice of delisting of our securities from the OTC Bulletin Board system.

Our Common Stock is currently quoted on the OTCBB, and trades below $5.00 per share; therefore, our Common Stock is considered to be a “penny stock” and, as such, the market for our Common Stock may be further limited by certain SEC rules applicable to penny stocks. We have received notice that our shares may be delisted from the OTC Bulletin Board as a result of failure to timely file certain SEC reports, which would result in our delisting. To the extent the price of our Common Stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We may not be able to borrow money when we need or wish to because our significant assets are subject to a lien securing an outstanding indebtedness to our majority stockholder and because a covenant in one of out outstanding debt instruments does not permit us to borrow money without that lender’s consent. We also face the risk of losing our assets in foreclosure of the lien on them if we default on our loan.

We are indebted to our majority shareholder and that loan is secured by a lien on our significant assets. If we defaulted on the loan, those assets may be foreclosed upon and we will not have the assets necessary for the operation of our business. We might not be able to fulfill our existing or future contracts.

In addition, even if we do not default on the loan, the presence of a lien on our assets may prevent us from obtaining financing elsewhere. Both institutional lenders and private lenders may only be willing to lend us money if they have a first lien on our assets. If our majority shareholder does not subordinate or release his lien, we may not be able to obtain other loans if required.

We also have issued an 8% Convertible Debenture to Davenport Reserve Holding, LLC which contains a covenant that prohibits us from borrowing money other than indebtedness existing at the time of the debenture, trade payables, borrowings in the ordinary in the ordinary course of business and for general corporate purposes or borrowings to repay the debenture.

We do not intend to pay dividends in the near future, if at all.

We do not intend to pay any dividends and we do not foresee making any cash distributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any. In addition, the 8% Convertible Debenture held by Davenport Reserve Holding, LLC which we assumed in the AeroGroup Acquisition prohibits us from making any distribution to our stockholders without their consent. Even if we had funds to declare and pay dividends, we could not do so without Davenport Reserve’s consent.

Our anticipated cash requirements are significant and we may attempt to raise capital through the issuance of Common Stock, a series of preferred stock or we may incur debt or issue other securities convertible or exercisable into out stock resulting in dilution of our existing shareholders’ ownership of the Company.

Because we anticipate our current cash on hand and revenue from operations may not be sufficient to fund our anticipated needs, we may attempt raise capital through a private offering of securities. The issuance of significant amounts of equity or instruments convertible or exercisable into equity will dilute the ownership interest of our existing stockholders.

To the extent we finance the acquisition of our aircraft and training equipment, we may be subject to loan covenants restricting the conduct of our business, or loss of assets used as collateral if we default on a loan.

We intend to finance the acquisition of our aircraft and training equipment by borrowing from lenders, including banks. Typically, such financing requires us to agree to certain negative and affirmative covenants which may limit the way in which we conduct our business. In addition, if we breach any of these covenants we may be declared in default and be required to repay the outstanding balance of such loans. If we fail to pay such amounts when due, upon acceleration or otherwise, any assets which were used as collateral for the loans could be foreclosed upon by our lenders, which may prevent us from performing some or all of our contracts.

Item 2. Description of Property

TADS’ offices and other facilities are located at the Grayson County Airport in Sherman-Denison, Texas. These facilities were formerly occupied by Aerogroup. TADS occupies these facilities pursuant to a sublease. The Company’s address is 5501 Airport Drive, Denison Texas 75020, and the telephone number is (903) 786-5300. TADS assumed the Sublease between AeroGroup and International Tactical Training Center, Inc., an entity that is 51% owned and controlled by Mark Daniels, dated May 8, 2006 (the “Sublease”). The sublease covers 15,397 square feet of office space in Building No. 110 located at 5501 Airport Drive, Denison, Texas and 36,598 square feet of land also at the Grayson County Airport. The Sublease is a gross lease and rental under the sublease is $9,000 per month, subject to an annual increase equal to the increase in the consumer price index, which increase will not be less than 2% nor more than 8% over the previous year’s rental. With respect to the office space, the sublease expires in May, 2046. The balance of the sublease, which relates to the land, expires in April, 2011. (See also“Certain Relationships and Related Transactions”)

Item 3. Legal Proceedings

Mr. Jeffrey Peer, a former executive officer of AeroGroup, has threatened litigation in Florida as a result of AeroGroup’s failure to pay his salary and other expenses under his employment terms, which terms are at dispute. We believe that this claim is without merit and are working towards resolution of the same.

TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than a threat of a lawsuit from Mr. Peer.

Item 4. Submission of Matters to a Vote of Security Holders

In the fourth quarter of fiscal 2006, our board took action by written consent in lieu of meeting in order to approve the AeroGroup Acquisition, all share issuances and debt assumption incurred thereby and related matters.

Item 5. Market for Common Equity and Related Stockholder Matters

The TADS Common Stock is quoted on the Over-the-Counter Bulletin Board, under the symbol, "TADF.OB". The foregoing notwithstanding, we have recently been advised that our securities may be delisted from the OTC Bulletin Board as a result of our failure to timely file this report and our 10-QSB for the quarter ended March 31, 2007. Trading in the Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Fiscal Period:

2007	High	Low
April 1, 2007 through May 31, 2007	$1.19	$0.56
March 31, 2007	$2.55	$0.94
2006
December 31, 2006
September 30, 2006	$4.00	$2.00
June 30, 2006	$5.37	$1.80
March 31, 2006	$3.96	$1.50
2005
December 31, 2005	$1.60	$0.55
September 30, 2005	$1.56	$0.45
June 30, 2005	$0.80	$0.45
March 31, 2005	$0.80	$0.46
2004
December 31, 2004	$0.70	$0.37
September 30, 2004	$0.74	$0.47
June 30, 2004	$1.06	$0.60
March 31, 2004	$3.00	$0.56

As of June 5, 2007 there were 85 record holders of TADS outstanding Common Stock.

We have not declared or paid dividends to our stockholders during this or our two most recently completed fiscal years. We do not anticipate that we will pay dividends any time in the near future. In addition, the 8% Convertible Debenture held by Davenport Reserve Holding, LLC which we assumed in the AeroGroup Acquisition, prohibits us from making any distribution to our stockholders without Davenport’s consent. Even if we had funds with which to declare and pay dividends, we could not do so without Davenport Reserve’s consent.

Shareholders of AeroGroup will not be issued any of the shares issued to AeroGroup itself. Additionally, any such distribution is likely to require registration under the Securities Act.

Recent Sales of Unregistered Securities

As part of the consideration for the AeroGroup Assets, TADS issued to AeroGroup 14,989,900 shares of Common Stock which were not registered.

The issuance of the stock in the AeroGroup Acquisition was exempt from registration under the Securities Act pursuant to Section 4(2) in that it did not involve a public offering of securities.

In addition, the Company consummated an offering of Units, as described above, comprised of Common Stock, Class A Warrants and Class B Warrants.

Conversion of Notes and Exercise of Warrants

During the period January 1, 2007 through June 8, 2007 the issuances of unregistered securities were made as a result of various warrant exercises and note conversions. In all, during this period, various holders of warrants exercised warrants to purchase 7,611,480 shares of the Company’s Common Stock. These warrants were exercisable at $.15 per share and were exercised through cashless exercise method. In addition, during this period, various holders of the convertible debentures converted $274,060 of debentures plus accrued interest of $58,521 at conversion price of $.15 per share, resulting in the issuance of 2,236,586 shares of Common Stock.

Issuance of Convertible Debt

During the period January 1, 2007 through June 8, 2007, the Company received loan proceeds of $697,000 from four unrelated parties. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into TADS Common Stock at a conversion rate of $1.00 per share and provide for warrants to purchase shares of TADS Common Stock at an exercise price $1.00 per share.

Issuance of Common Stock to ZA Consulting

The Company issued an aggregate of 250,000 restricted shares of Common Stock to ZA Consulting Group in the first quarter of 2007, as compensation for investor relations services and related consulting services. No registration rights were issued in connection with these shares.

Issuance of Shares of Common Stock for Services

Between March and April of 2007, the Company issued an aggregate of 1,465,000 shares in satisfaction of invoices to various services providers. These shares are restricted and no registration rights were granted in connection with these issuances.

Series A Preferred Stock Issuances

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). Pursuant to the Series A Certificate of Designation, holders of the Company’s Series A Preferred Stock are entitled to:

•	elect one director to the Company’s board of directors
•	vote on all other matters on a 25 votes per share Common Stock basis.
•
with respect to dividend rights, rights on redemption, rights on conversion and rights on liquidation, winding up and dissolution, rank senior to all Common Stock, warrants and options to purchase Common Stock established by the Board or the Stockholders (all of such equity securities of the Corporation to which the Series A Preferred Stock ranks senior are collectively referred to herein as “Junior Stock”).

•	Each share of Series A Preferred Stock is initially convertible into 2 shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations.

In addition, the Series A Preferred Stock:

•
has weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect.

•	may be converted into Common Stock at the option of the holder.

In addition, at any time after the closing bid price for the Company’s Common Stock on the NASDAQ OTCBB or the primary United States exchange on which the Common Stock is then traded exceeds $5.00 during any five consecutive trading days, the Company may, at its sole option, convert the Series A Preferred and any accrued but unpaid dividends into common shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series A Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion.

Each share of Series A Preferred Stock is entitled to receive a dividend of 7% per annum. The dividend begins to accrue on January 1, 2007 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series A Preferred Stock will be entitled to participate in distributions on an as converted to common stock basis.

Shares of Series A Preferred may be redeemed, in whole or in part, by the Company out of funds lawfully available therefore from the holders of then outstanding shares of Series A Preferred on a pro rata basis, at any time by providing written notice to the holders of the Series A Preferred owned by each holder, that number of outstanding shares of Series A Preferred owned by each holder, that number of outstanding shares of Series A Preferred that the Company has elected to purchase for the following consideration: (i) an amount equal to a price per share equal to the $4.00 plus any accrued and unpaid dividends multiplied by the number of shares of Series A Preferred being redeemed from such holder and (ii) the issuance of the number of shares of Common Stock equal to seventeen and one-half percent (17.5%) of the shares of Common Stock then issuable upon conversion of the shares of Series A Preferred being redeemed from such holder. A cash payment will be provided in lieu of any fractional shares of Common Stock.

Issuance of Preferred Securities

During the period January 1, 2007 through May 31, 2007, the Company issued 2,065,000 of shares of Common Stock and 1,200,000 of its Series A Preferred Stock for services. (See “Series A Preferred Stock Issuances” above).

During the period January 1, 2007 through May 31, 2007, the Company issued 4,340,000 shares of Common Stock and 5,200,000 shares of its Series A Preferred Stock to various officers and directors for compensation due under various employment agreements. (See “Series A Preferred Stock Issuances” above).

Item 6. Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FORWARD LOOKING STATEMENTS PROVISIONS ABOVE, AND THE RISK FACTORS ABOVE.

The Company has experienced substantial delays as a result of its inability to raise capital and is also late with the filing of this report and other reports. Additionally, the Company has recently received notice of delisting of its securities from the OTC Bulletin Board market system as a result of its failure to timely file these reports. The Company has requested a hearing to appeal its delisting. In the event that our Common Stock is delisted from trading on the OTC Bulletin Board market system, we will trade on the Pink Sheets, which is a far less liquid market.

Plan of Operation

Liquidity and Capital Resources

Our predecessor, AeroGroup, has had no revenues during 2006. We anticipate that our current cash on hand of $19,000 as of May 31, 2007 is sufficient to satisfy our cash requirements only through the end of June of 2007. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

Our business involves the ownership, operation and maintenance of jet aircraft, which typically require significant amounts of capital. Some of our anticipated one time and ongoing expenses are discussed below.

AeroGroup has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and warrants.

As of December 31, 2006, AeroGroup had negative working capital in the amount of $4,621,385. Cash used by operating activities were $1,157,571 for the year ended December 31, 2006 compared to cash used by operating activities for the year ended December 31, 2005 of $967,573.

As of December 31, 2005, AeroGroup had negative working capital in the amount of $6,870,838. Cash used by operating activities were $967,573 for the year ended December 31, 2005.

Net cash provided by financing activities for the year ended December 31, 2006 was $1,443,150 compared to $967,319 for the year ended December 31, 2005. The increase was predominantly due to increased debt raised in 2006.

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

Cash used in investing activities was $150,241 in 2006 with no cash invested in 2005.

During the year ended December 2007, the Company believes that it will expend funds on the following:

•	Completion of development of the safety, parts and maintenance programs which we anticipate will cost a minimum of another $1,000,000 to complete,
•	Import and modification of the MiG 29 Aircraft, currently in the Ukraine, which we anticipate will cost approximately $620,000,
•	Acquisition or leasing of new fourth generation military aircraft and/or tanker aircraft.
•	Hiring of a Chief Financial Officer and dispatch and other personnel with military aviation experience.

We anticipate that if we are able to raise sufficient capital that we will be able to complete our programs and import our MiG 29 aircraft by mid 2007. If we are not able to do so, we will not be able to perform under the F-16 Training Contract or to bid under newer contracts.

Immediate Expenses and Cost of Equipment

We will be required to make significant additional expenditures to acquire F-16, F-15, SU-27 or additional MiG 29 fighter jet aircraft in order to perform our contracts. Alternatively, we may lease these aircraft if sufficient financing alternatives are not available. Additionally, we will be required to allocated capital towards completion of our parts, maintenance and safety programs. Our near term anticipated costs is listed below.

Cost of Importing our Existing Aircraft

Our MiG 29 aircraft are located in the Ukraine and must be disassembled for delivery to the United States, where they will be reassembled and modified to an airworthy condition suitable for use in our business. We intend to use these aircraft in connection with our air-to-air training of pilots who fly NATO aircraft, such as the F-16.

We estimate that it will cost $200,000.00 import our MiG 29 aircraft that are in the Ukraine and $420,000 to modify these aircraft for use in military training. Presuming that we are able to finance this shipment promptly, we anticipate that these two aircraft will become fully operational in the United States no sooner then September of 2007. We estimate that it will take no less than 50 days from the closing of a financing, if any, to ship such aircraft to the United States.

Cost of Developing Parts, Maintenance and Safety Programs

Our F-16 Training Contract and most of our existing subcontracts, as well as those we may bid for in the future, will require us to develop and maintain a formal safety program, a formal maintenance program and a formal parts program. We anticipate that it will cost us approximately $1,000,000 through December of 2007 to complete these programs.

Cost of Acquisition or Lease of Fourth Generation Military Aircraft

In order to for us to be eligible to be called upon to do work under our contracts, we must acquire at least two F-16 fighter jet aircraft with no less then seven of such aircraft being the optimum number of F-16 fighter jet aircraft. We do not have formal agreements to acquire or lease these aircraft, but based on recent negotiations, we anticipate that these aircraft will cost at least $5,500,000 each, or a total of $11 Million to $38.5 Million in order to be fully operational. We may also utilize other fourth generation military aircraft for our F-16 Training Contract which we anticipate will cost less then the F-16 aircraft based on the purchase price paid for the MiG 29 aircraft in December of 2005. Alternatively, if we do not have the capital to acquire or finance these aircraft we will have to lease these aircraft. We have not yet entered into any formal arrangements to lease these or any other aircraft and are not aware if these aircraft are available for lease from third parties. Even if we are able to identify leasing agents, we anticipate that a lease arrangement will also entail a capital commitment.

We do not have adequate capital to purchase or lease these aircraft at this time or any financing commitments for the foregoing. If traditional acquisition financing cannot found we will seek alternatives including a possible sale of debt or equity securities.

Employees

We currently have nine full time and six part time employees. From time to time we have retained a number of independent consultants to assist us in developing our safety, maintenance and parts programs and to develop our curricula. We do not anticipate the hiring of new employees until we complete the acquisition of the F-16 aircraft and we are prepared to accept tasking orders under our contracts. However, we anticipate retaining consultants from time to time in order to complete development of our parts, maintenance and safety programs. We anticipate that after such time in order to operate our business of providing flight training and aircraft services relating to F-16 fighter jet aircraft, we will need to hire new employees and members of management. These new management personnel will include a director of logistics, a chief of maintenance, a director of administration, and a security director. We will also need certified flight instructors, maintenance and line personnel sufficient to manage our aircraft flight operations and program managers with military experience.

While we have interviewed and met with multiple candidates for the these positions, we do not intend to hire anyone until the needs of our operations require such expenditures. We believe that the annual number of retiring military flight instructors and mechanics is sufficient to enable us to find qualified training and maintenance personnel.

Off Balance Sheet Arrangements

As of May 28, 2006, we do not have any off balance sheet arrangements, as defined in Section 303(c) of Regulation S-B, other then as specifically disclosed in this report. Off balance sheet arrangements include, without limitation, contractual arrangements with any entity whose financial information is not consolidated with our own, under which we have:

•	Guaranteed any obligation of such other entity;
•	A retained or contingent interest in assets transferred to such unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation under certain derivative instruments;
•
Any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Additionally, we do not have any relationships or transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Tactical Air Defense Services Inc.

We have audited the accompanying consolidated balance sheet of Tactical Air Defense Services Inc. and Subsidiaries (the “Company”) (a development stage company commencing January 1, 2006) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tactical Air Defense Services Inc. and Subsidiaries (a development stage company commencing January 1, 2006) as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principals generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company continues to generate operating losses and has a significant working capital deficiency as of December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum & Kliegman, LLP
New York, New York
June 6, 2007

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets:
Cash	$136,058

Property and Equipment, net	7,128,985

TOTAL ASSETS	7,265,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	7,762
Accrued liabilities	777,914
Advances from private placement subscription	346,451
Convertible Debentures, including accrued interest, net of debt discount of $1,964,746	3,625,316
Total Current Liabilities	4,757,443

Convertible Notes Payable, net of discount of $3,792,148, includes related party of $1,330,729	69,107

TOTAL LIABILITIES	4,826,550

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - none	-
Common stock-$.001 par value; 300,000,000 shares authorized; - 18,915,655 shares issued and outstanding	18,916
Additional paid-in-capital	2,563,950
Deficit accumulated during the development stage	(144,373)

TOTAL STOCKHOLDERS' EQUITY	2,438,493

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,265,043

The accompanying notes are an integral part of these consolidated financial statements.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2005
	(Development Stage)
REVENUES	$-	$5,142

Operating costs	337,346	131,710

General and administrative, including compensatory element of stock issuance of $144,773 for the year ended December 31, 2006	1,658,628	680,527

TOTAL COSTS	1,995,974	812,237

OPERATING LOSS	(1,995,974)	(807,095)

OTHER (EXPENSE) INCOME:
(Loss) gain on derivative liabilities	(27,599,597)	8,659,065
Forgiveness of liquidated damages	1,074,188	-
Interest expense	(1,466,590)	(4,254,371)
Other	(2,386)	206

TOTAL OTHER (EXPENSES) INCOME	(27,994,385)	4,404,900

NET (LOSS) INCOME	$(29,990,359)	$3,597,805
Preferred distribution (Note 3)	$311,255	-
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(30,301,614)	$3,597,805

Loss per common share - basic	$(2.00)	$0.31
Loss per common share - diluted	$(2.00)	$0.06
Weighted average number of shares outstanding - basic	15,138,190	11,089,926
Weighted average number of shares outstanding - diluted	15,138,190	57,088,620

The accompanying notes are an integral part of these consolidated financial statements.

 TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficiency) Equity

BALANCE - January 1, 2005, (Note 1)	11,089,926	$11,090	$8,786,468	$(19,178,201)	$(10,380,643)

Net income	-	-	-	3,597,805	3,597,805

BALANCE- December 31, 2005	11,089,926	11,090	8,786,468	(15,580,396)	(6,782,838)

Stock issued to settle accrued
Compensation- First Quarter 2006- $.10 per share	2,452,254	2,452	242,775	-	245,227
Stock issued for compensation-First Quarter 2006-$.10 per share	1,447,720	1,448	143,325	-	144,773
Preferred distribution to stockholder-Second Quarter 2006	-	-	-	(311,255)	(311,255)
Warrants issued with convertible debentures-Fourth Quarter 2006	-	-	676,529	-	676,529
Fair value assigned to beneficial conversions of debt-Fourth Quarter 2006	-	-	4,053,125	-	4,053,125
Liabilities not assumed in reverse acquisition- Fourth Quarter 2006	-	-	4,505,560	-	4,505,560
Reclassification of derivative liability to equity-Fourth Quarter 2006	-	-	29,930,094	-	29,930,094
Stockholders Deficiency of TADS at date of reverse acquisition Fourth Quarter 2006	3,925,755	3,926	(36,289)	-	(32,363)
Reclassification of accumulated deficit of Aero to paid in capital (Note 7)			(45,737,637)	45,737,637	-
Net loss	-	-	-	(29,990,359)	(29,990,359)

BALANCE - December 31, 2006	18,915,655	$18,916	$2,563,950	$(144,373)	$2,438,493

The accompanying notes are an integral part of these consolidated financial statements.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
	(Development Stage)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(29,990,359)	$3,597,805
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (gain) on derivative liabilities	27,599,597	(8,659,065)
(Forgiveness) provision for liquidated damages	(1,074,188)	499,778
Stock based compensation	144,773	-
Excess of initial derivative liability over debt discount	-	2,577,988
Debt discount amortization	638,788	814,744
Changes in operating assets and liabilities:
Other assets	-	(11,669)
Accounts payable	7,762	(17,517)
Accrued liabilities	1,516,056	230,363
Net Cash Used in Operating Activities	(1,157,571)	(967,573)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(300,985)	-
Cash received from the issuance of reverse acquisition	150,744
Net Cash Used in Investing Activities	(150,241)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties, net	(67,484)	(32,876)
Proceeds from the issuance of convertible debentures	1,510,634	1,000,195
Net Cash Provided by Financing Activities	1,443,150	967,319

Increase (Decrease) in cash	135,338	(254)

Cash - Beginning of year	720	974

Cash - End of year	$136,058	$720

Interest paid	-	-
Taxes paid	-	-

Non-cash Transactions:
Stock issued to settle accrued compensation	$390,000	$-
Liabilities not assumed in reverse acquisition	$4,505,560	$-
Reclassification of derivative liability	$29,930,094
Conversion of loan payable to convertible debenture	$-	$366,602
Acquisition of assets for issuance of debt	$6,740,000	$-
Warrants issued with convertible debentures	$676,529
Fair value assigned to beneficial conversions	$4,053,125
Preferred distribution to stockholder	$311,525	$-

Assets and liabilities of TADS at December 15, 2006:

Cash	$150,744	$-
Prepaid expenses	324,529	-
Advances from private placement subscription	(346,451)	-
Accrued liabilities	(161,185)	-
Net Deficiency of TADS on December 15, 2006	$(32,363)	$-

The accompanying notes are an integral part of these consolidated financial statements.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 1 - COMPANY AND BASIS OF PRESENTATION

General

Tactical Air Defense Services, Inc. (“TADS” and the “Company”), a development stage company ,which was incorporated in Nevada in 1998 under the name Natalma Industries, Inc. Originally, TADS operated as a junior mining company with minimal operations. In 2005, the former management of TADS commenced seeking potential operating businesses and business opportunities with the intent to complete a merger with an operating business.

On December 15, 2006 (the “Closing Date”), TADS and three of its wholly-owned subsidiaries, Resource Financial Aviation Holdings Inc., OneSource Aviation Acquisition Inc. and Genesis Aviation Acquisition Inc., each a Nevada corporation (the “TADS Subsidiaries” and, collectively with TADS,”) acquired substantially all of the assets of AeroGroup Incorporated (“Aero or AeroGroup”), a Utah corporation, and its three wholly-owned subsidiaries, OneSource Acquisition, Inc., Genesis Acquisition, Inc. and Resource Financial Holding Acquisition, Inc., each a Delaware corporation (the “AeroGroup Subsidiaries” and, collectively with AeroGroup Incorporated, “AeroGroup”), pursuant to an Asset Purchase Agreement dated July 14, 2006, as amended (the “Asset Purchase Agreement”) and in consideration of the acquisition issued stock and assumed certain indebtedness and other obligations under various warrants, a real property sublease, government and non-government aviation contracts and certain other contracts of AeroGroup (the “AeroGroup Acquisition”). As a result of the asset purchase, the Company intends to be a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services.

Since the AeroGroup Acquisition was settled through the issuance of a controlling interest in TADS common stock, AeroGroup is deemed to be the acquirer for accounting purposes. Furthermore, since TADS is deemed to be a shell company prior to the acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of AeroGroup. Accordingly, the historical financial statements presented in the financial statements are those of AeroGroup as adjusted to reflect the recapitalization and elimination of certain assets and liabilities that were not assumed by TADS. The net liabilities not assumed by TADS was recorded as a contribution to capital totaling $4,505,560. These liabilities substantially consisted of indebtedness due to Aero’s controlling stockholder, Mark Daniels (“Daniels”).

The accompanying share information for AERO has been retroactively restated to reflect the recapitalization transactions, including the exchange of common stock and common stock equivalents of AERO for common stock and common stock equivalents of TADS based on the exchange ratio of 50 to 1.

In connection with the reverse acquisition, the consideration paid to Aero Group for the assets consisted of:

•	14,989,900 shares of restricted common stock of TADS, constituting a majority of the then outstanding common stock of TADS.

•
Assumption by TADS of Aero’s' obligations under its convertible debentures totaling approximately $5.6 million, inclusive of accrued interest, all convertible into shares of TADS common stock at prices ranging $0.15 to $1.00 per share.

•
Assumption by TADS of Aero’s' obligation under a convertible note issued in connection with a settlement agreement in the principal amount of $250,000, with an interest rate of 12%, payable in 36 equal monthly installments of principal, plus interest. The note has a maturity date of April 13, 2011. The note is convertible into shares of common stock at a rate of $.50 per share.

•
Assumption by TADS of Aero’s obligation under an assumed secured note payable to Daniels in the principal amount of $1,100,000, plus interest, at the rate of 12% per annum. The outstanding principal and interest is convertible into shares of TADS common stock at a conversion price of $.0.50 per share.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 1 - COMPANY AND BASIS OF PRESENTATION-Continued

•
Assumption by TADS of Aero’s' obligation under a note assumed by the Company in connection with its June 2006 asset purchase (Note 3) in the principal amount of $2.2 million, plus interest at the rate of 8% per annum. The outstanding principal and interest is convertible into shares of TADS common stock at a conversion price of $0.50 per share.

•	Assumption by TADS of Aero’s obligations under certain outstanding Warrants to purchase 23,968,315 shares of common stock exercisable at $0.15 per share.

•
Assumption by TADS of Aero’s obligations under government contracts and subcontracts and of leases relating to its Grayson Airport facilities, a $300,000 consulting contract and property leases discussed in Note 8.

•	Assumption by TADS of Aero’s obligations for accrued expenses totaling $136,000.

In 2006, the Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and minimal revenue has been generated to date.

Aero is a Utah corporation, which was incorporated on July 31, 1984 under the name Diversified Resources Group, Inc. Aero was a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services. Effective January 1, 2006, Aero became a development stage company as it was devoting all of its present efforts to securing and establishing a new business. Accordingly, the accompanying consolidated financial statements for 2006 represent the cumulative financial statements from the commencement of the development stage through December 31, 2006.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of December 31, 2006.

As discussed above, on December 15, 2006, TADS acquired all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company as successor can raise adequate capital for the Company’s required working capital needs for 2007 including additional modifications to its aircrafts necessary to make them operational. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, operational deployment training, aviator combat support and close air support for “Forward Controllers,”.  No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. During 2006, Aero raised from various stockholders approximately $1,510,634 through the issuance of convertible debt securities and warrants. From the period January 1, 2007 through May 31, 2007, the Company has raised from various financing sources approximately $697,000 through the issuance of convertible debt. In addition, the Company received proceeds totaling $346,451 from the sale of 629,911 units comprising one share of common stock and warrants to purchase common stock.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Genesis Acquisition, Inc., Resource Financial Holding Acquisition, Inc. and OneSource Acquisition, Inc. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to the estimated useful lives and assessment for impairment of the Company’s property and equipment, contingencies, revenue recognition and valuation of derivative instruments. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment acquired by Aero pursuant to the June 2006 Asset Purchase Agreement (Note 3) was recorded at its then net carrying value due to the entities being controlled by Aero's majority stockholder. The provision for depreciation of operating equipment is computed on the straight line method applied to each unit of property over the estimated useful lives, generally five to ten years, commencing when the assets are placed into service.

Leasehold improvements shall be amortized over the shorter of their useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations.

As of December 31, 2006 and 2005, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the years ended December 31, 2006 and 2005.

The Aircraft acquired pursuant to the June 2006 Asset Purchase Agreement (Note 3) are stationed in the Ukraine awaiting for shipment to the United States. Additional modifications are necessary to make them operational for use within the United States. The Company estimates that it will cost approximately $200,000 to ship the MIGs to the United States, and approximately $420,000 to get the MIGs fully operational.

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

Fair Value of Financial Instruments

The recorded carrying values of accounts payable and accrued liabilities and interest bearing indebtedness approximate the fair value of such financial instruments. The derivative liabilities are recorded at fair value and are marked-to-market at each balance sheet date.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- Continued

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2006.

Concentration of Credit Risk

The Company places its cash in what it believes to be creditworthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying amount of long-lived assets on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during each of the years ended December 31, 2006 and 2005.

Income Taxes

The Company provides for federal and state income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Revenue Recognition

Revenue is recognized once four criteria are met: (1) the Company must have persuasive evidence that an arrangement exists; (2) services have been performed and accepted by the Customer, (3) the price must be fixed and determinable; and (4) collectibility must be reasonably assured.

For the year ended December 31, 2005, revenue associated with outsourced military training and support services was recognized as the services were rendered. There was no revenue in 2006.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Net (Loss) Income Per Share of Common Stock

Basic net (loss) income per share of common stock are computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented.

Diluted net (loss) income per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 7, were not included in the calculation of diluted (loss) income per share for the years ended December 31, 2006 because their inclusion would have had been anti-dilutive.
	Years Ended December 31,
	2006	2005
Numerator:
Net (loss) income applicable to common stockholders - numerator for basic	$(30,301,614)	$3,597,805

Effect of dilutive securities:

Interest related to Debentures	N/A	4,254,371

Derivative gain - Debentures	N/A	(4,390,005)

Numerator for diluted (loss) income per share - loss attributable to common stockholders after assumed conversions	(30,301,614)	3,462,171

Denominator:

Denominator for basic (loss) income per share - weighted average shares	15,138,190	11,089,926

Effect of diluted securities:

Convertible debentures and accrued interest	N/A	23,622,929

Warrants	N/A	22,375,765

Total potentially dilutive securities	-	45,998,694
Denominator for diluted (loss) income per - adjusted weighted average shares and assumed Conversions	15,138,190	57,088,620
Basic net (loss) income per share	$(2.00)	$0..31
Diluted net (loss) income per share	$(2.00)	$0.06

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Convertible Notes and Warrants

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (" SFAS 133 ") and Emerging Issues Task Force (" EITF ") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (" EITF 00-19 "). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.”

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue (" EITF ") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments," Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

The Company’s Debenture Notes that host embedded conversion options are deemed to be derivative financial instruments. As of December 31, 2006, the Company had no derivative financial instruments.

The Company accounts for embedded conversion options in non-conventional convertible notes which do not qualify as equity under EITF 00-19, as derivative liabilities. Accordingly, the Company determines the fair value (as determined through a lattice model) of these embedded derivatives (usually conversion options and redemption rights). Such fair value is recorded as a debt discount up to the proceeds of the debt and any amount in excess of the proceeds of the debt is charged to operations at the security issuance date.

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) and (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company determines the fair value of these free standing instruments under the Black-Scholes Pricing Model using the following range of assumptions:

•	expected volatility – 350%-450%
•	expected dividend – none
•	risk-free interest rate – 4.75%-5.00%
•	contractual term – 3-5 years

Non-Employee Stock Based Compensation

The Company accounts for stock based compensation awards issued to non-employees for services, as prescribed by SFAS No. 123R, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not believe that the adoption of SFAS No. 159 will materially impact the Company’s consolidated financial statements.

In December 2006, the FASB issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The guidance is effective for fiscal years beginning December 15, 2006. The Company has evaluated the new pronouncement and has determined that it will not have a significant impact on the determination or reporting of the Company’s financial results.

SFAS No. 157, “Fair Value Measurements”, issued in September 2006, establishes a formal framework for measuring fair value and expands disclosure of fair value under generally accepted accounting principles. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

 In June 2006, FASB Interpretation 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes" was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period that FIN 48 is adopted. The Company has not yet determined the impact of FIN 48 on its financial statements.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 3- ASSETS PURCHASED BY AERO

Assets Purchased By Aero

In June of 2006, Aero, through its subsidiaries, acquired certain assets from three entities (“the Selling Entities”) owned 100% by Aero's controlling stockholder, Mark Daniels. The Selling Entities acquired these assets on December 29, 2005 from an unrelated entity in exchange for assets with a fair value of $4,540,000 and a promissory note of $2,200,000. The assets acquired included two MIG29 Aircrafts and four flight simulators and certain intellectual assets. The Selling Entities obtained appraisals from certified independent appraisers dated December 2005, which valued the aircrafts and simulators at $6,740,000.

As consideration for the purchase of these assets, Aero (i) assumed indebtedness of $1.1 million owed to Daniels by the Selling Entities, (ii) assumed obligations under a promissory note in the principal amount of $2.2 million, with interest at 8% per annum, which was originally issued in December 2005, in connection with the acquisition of aircraft and simulators by the Selling Entities, and (iii) issued a $3,440,000 unsecured promissory note to Daniels. The $1.1 million due to Daniels is collateralized by TADS assets and is guaranteed by its subsidiaries.

In reviewing the above transaction, Management determined that it had purchased a group of assets, rather than acquiring a business. Since Aero and the Selling Entities are commonly controlled, the recorded value of the assets purchased for accounting purposes is limited to the Selling Entities carrying value of the assets, which totaled $6,740,000 in June of 2006. The difference between the considerations provided to the Selling Entities of $7,051,255, inclusive of accrued interest assumed of $311,255, and the carrying value of the assets sold of $6,740,000 was $311,255. This amount was recorded as a distribution in June of 2006. Prior to this asset purchase, Aero did not have any business transactions with the Selling Entities.

In connection with the reverse acquisition, TADS assumed the notes payable of $2.2 million and $1.1 million and did not assume the note payable to Daniels of $3,440,000.

NOTE 4 - CONVERTIBLE DEBENTURES

As part of the reverse acquisition, the Company assumed Convertible Debentures issued by Aero. During the period May 2002 through December 31, 2006, Aero sold 4,715,895 Convertible Debentures (“Debentures”), along with Debenture Warrants to purchase 23,968,315 shares of common stock of Aero which were assumed by the Company at exercise prices ranging from $.15 to $1.00.

Debentures and Debenture Warrants as of December 31, 2006 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total Principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
Accrued interest	874,167
Unamortized Debt Discount	(1,964,746)
Net Carrying Value at December 31, 2006	$3,625,316

Included in principal at December 31, 2006 is $366,602 due to the Company's majority stockholder which was converted in 2005 from shareholder loans to Convertible Debentures notes.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 4 - CONVERTIBLE DEBENTURES-Continued

2002-2005 Convertible Debentures

The Debentures bear interest at 12% per annum on a simple non-compounded basis and were due and payable in three years from their respective issuance date. The Company was currently in default on substantially all of these Debentures as of December 31, 2006 and subsequently has received a waiver extending the maturity date of the notes which were in default through August 31, 2007. The Debentures and related accrued interest are convertible, at the holder's option, into shares of the Company’s common stock at a conversion rate equal to a range of $.15 to $1.00. The holder may accelerate the maturity date of the Debentures following the occurrence of certain events of default as defined under the Debenture Agreement.

The Debenture Warrants are exercisable at per share exercise prices of $.15 and $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs. Pursuant to a September, 2006 agreement and amended agreement signed in June of 2007, all dilutive adjustments have been waived by the holders of the warrants from inception through August 31, 2007.

Aero did not have sufficient authorized and unissued common stock to settle conversion and exercises under the Debentures and Debenture Warrants. In accordance with EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", Aero had classified all of its conversion options embedded in its Debentures and the Debenture Warrants as derivative obligations.

These derivative liabilities were measured at fair value with changes in fair value reported in operations as long as they remain classified as liabilities.

Aero valued the embedded derivative obligations using the Lattice Model and uses the Black-Scholes Pricing Model for its warrant derivatives. Aero valued the initial derivative obligations at the date of grant/issuance and recorded a debt discount up to the amount of the proceeds of the Debentures. Any excess of the value of the derivative obligations at issuance/grant date over the proceeds of the Debenture was immediately charged to interest expense.

During the year ended December 31, 2005, $2,577,988 was charged to interest expense related to the excess discussed above.

Since TADS has adequate authorized and unissued shares to settle the conversion and exercises under the Debenture and Debenture Warrants and these contracts could be settled in unregistered shares of TADS common stock, upon the closing of the reverse acquisition, the warrants and embedded derivatives qualified as equity in accordance with EITF No. 00-19 and were reclassified to additional paid-in capital.

The fair value of all of the Company’s derivative obligations prior to the reverse merger acquisition on December 15, 2006 totaled $29,930,094. The change in the fair value of the derivative liabilities from January 1, 2006 through December 15, 2006 and the year ended December 31, 2005 resulted in a loss of $27,599,597 on derivative obligations for the year ended December 31, 2006 and a gain of $8,659,065 on derivative obligations for the year ended December 31, 2005.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 4 - CONVERTIBLE DEBENTURES-Continued

2006 Debentures

During 2006, Aero issued to investors $200,060 aggregate principal amount of its 12% Convertible Debentures convertible into 1,333,733 shares of TADS common stock and warrants to purchase 1,333,733 shares of common stock at a per share exercise price of $.15 per share. The terms of these securities are the same as the securities issued in 2005. The Debentures mature three years from the issue date.

During 2006, Aero issued to an investor $422,176 aggregate principal amount of 8% Convertible Debentures convertible into 939,369 shares of TADS common stock at a conversion price of $.45 per share. The Debentures mature on April 18, 2009. Under the terms of the Debentures, the Company is prohibited from making any distribution to its stockholders without the Debenture holders' consent.

During 2006, Aero issued to an investor $20,000 aggregate principal amount of its 12% Convertible Debentures and warrants to purchase 40,000 shares of TADS common stock at an exercise price of $.50 per share. The Debentures are convertible into TADS shares of common stock on a converted basis at $.50 per share. The terms of these securities are substantially the same as the securities issued in 2005. The Debentures mature three years from the issuance date.

The gross proceeds of the total convertible debt issued by Aero in 2006 of $642,236 were recorded net of a debt discount of $358,417. The Debenture Warrants were initially valued at $178,413 and the embedded derivatives were valued at $180,004. The debt discount is being amortized over the term of the debt.

December 15th Financing

Between January 1, 2006 and December 14, 2006, Aero received proceeds of loans totaling $868,398. These original loans did not provide for interest. Commencing with the reverse acquisition, these notes were modified to conform to the above described Convertible Debentures. The Debentures are convertible into TADS common stock at conversion prices ranging from $.45 to $1.00 per share and provide for warrants to purchase 892,842 shares of TADS common stock at exercise prices ranging from $.45 to $1.00. The Debentures bear interest of 12% and are due on October 19, 2009. The Debenture Warrants are exercisable at per share exercise prices of $.15 and $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $868,398 were allocated 22.1% or $191,869 to the Debentures and 77.9% or $676,529 to the Warrants. The effective conversion price of the Debentures was below the market price of TADS common stock at December 15, 2006, which resulted in a beneficial conversion feature of $191,869. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the Warrants.

As of December 31, 2006, all of the principal and accrued interest related to the Convertible Debentures has been classified as a current liability as they are either in default or due within one year.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 4 - CONVERTIBLE DEBENTURES-Continued

Registration Rights

In connection with the issuance of the Convertible Debentures, the Company was required to file a Registration Statement to register the shares of common stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to the pay the holders of the Debentures certain liquidated damages in the event the shares are not registered within sixty days of the date of issuance. The Company has not filed the Registration Statement and therefore must pay the holders of the Debentures liquidated damages in the aggregate amount equal to two percent (2%) for each (thirty) days (or part thereof) per month until such Registration Statement is filed and declared effective. As of December 31, 2005, the Company has accrued $1,074,188 in liquidated damages. In September of 2006, the holders of Debentures waived the right to receive such liquidating damages and agreed to postpone this registration requirement through January 31, 2007 and in June of 2007 agreed to postpone the registration requirement through August 31, 2007. During the year ended December 31, 2006, the Company eliminated the accrued liability which resulted in income of $1,074,188.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table summarizes the Convertible Notes Payable at December 31, 2006:

Promissory note (1)	$2,200,000
Secured promissory note (2)	1,100,000
Promissory note (3)	250,000
Accrued interest on assumed notes	311,255
3,861,255
Less: current portion	-
Long-term portion	3,861,255
Less: Unamortized discount(4)	(3,792,148)
Balance at December 31, 2006	$69,107

In connection with the Asset Purchase Agreement entered into in June 2006, Aero incurred the following debt:

(1)
A $2,200,000 promissory note that was assumed by Aero in connection with the June 2006 acquisition by Aero of the two MIG 29 aircraft and flight simulators that were ultimately acquired by Tactical Air Defense Systems. Under the terms of the note, it has a principal balloon payment in thirty-six months of the original agreement which was dated December 31, 2005. Interest is payable at a rate of eight percent per annum. There is no penalty for payment before the maturity date. This note was assumed by TADS as part of the acquisition by TADS (Note 3) and the debt is convertible into TADS common stock at a price of $0.50 per share during the one month period prior to the maturity date.

(2)
A $1,100,000 secured promissory note reflecting indebtedness assumed by Aero in connection with the June 2006 acquisition of assets by Aero. This note is payable to Daniels and under the terms of the note, the note is due in installments beginning on July 1, 2008, and monthly thereafter, to and including June 30, 2011 (“the “Maturity Date”), the Company shall pay to the note holder a total of thirty-six (36) monthly installments of principal, each in the amount of $30,555, each installment of principal to be accompanied by payment of accrued and unpaid interest on the then unpaid principal balance of the Note. Interest is payable at a rate of 12% percent per annum. The note is guaranteed by the Company's subsidiaries and collateralized by all of the Company's assets. This note was assumed by TADS and the debt is convertible into TADS common stock at $.50 per share.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 5 - CONVERTIBLE NOTES PAYABLE -Continued

(3)
In April 2006, as part of a settlement agreement with a former employee, Aero issued an unsecured promissory note in the amount of $250,000. Under the terms of the note, the note is due in installments beginning on April 13, 2008, and monthly thereafter, to and including April 13, 2011 (“the “Maturity Date”), the Company shall pay to the note holder a total of thirty-six (36) monthly installments of principal, each in the amount of $6,944, each installment of principal to be accompanied by payment of accrued and unpaid interest on the then unpaid principal balance of the note. Interest is payable at a rate of twelve percent per annum. The note is guaranteed and secured by the Tactical Air Defense Systems Subsidiaries, and collateralized by the Company's assets. The Note was assumed by TADS and is convertible into TADS stock at $0.50 per share.

(4)
In accordance with EITF 98-5 commencing on December 15, 2006, the Company recorded a debt discount of $3,861,255 related to the intrinsic value of the beneficial conversion option of the above described debt. The embedded conversion options qualified as equity and their recorded value was limited to the gross proceeds of the debt pursuant to EITF 98-5. The debt discount is being amortized to interest expense over the term of the debt. Amortization of such debt discount totaled $69,107 for the year ended December 31, 2006.

NOTE 6 - INCOME TAXES

There is no provision for income taxes for the years ended December 31, 2006 and 2005. Although the 2005 net income was $3,597,805, there was no provision for income taxes for the year ended December 31, 2005 as the derivative gain of $8,659,065 is not taxable and is considered a permanent difference.

The Company has minimal net operating loss carry forwards for income tax purposes at December 31, 2006. Any resultant deferred tax asset has been offset by a valuation allowance.

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2006	2005
Federal statutory rate	(34%)	34%
Permanent differences (derivative gains and losses and non-deductible interest)	34%	(34%)
Effective Tax Rate	-0-	-0-

NOTE 7 - STOCKHOLDERS' EQUITY

Effective as of December 20, 2006, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) to increase the Company’s authorized capital stock from 100,000,000 shares of common stock, par value $.001 per share only, to 350,000,000 shares, par value $.001 per share, of which 300,000,000 shares are common stock and the remaining 50,000,000 shares are a newly created class of “blank check” preferred stock. As of December 31, 2006, the Company has no shares of preferred stock issued or reserved for issuance, and the Company’s board of directors has never designated the rights, preferences or privileges of a preferred stock.

On the effective date of the reverse acquisition (December 15, 2006), the Company reclassified $45,737,637 of accumulated deficits to paid-in-capital. This amount represented Aero’s accumulated deficit on December 15, 2006 which was not transferred to TADS as part of reverse acquisition.

Common Stock Issuances

During 2006, Aero issued to an officer and director of the Company 2,452,254 shares of Common Stock as settlement of accrued compensation at December 31, 2005 of $245,227 and 1,447,720 shares of common stock for stock based compensation of $144,773 for the year ended December 31, 2006.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 7 - STOCKHOLDERS' EQUITY-Continued

Sale of Units

Pursuant to a 2006 Private Placement, on March 2, 2007, TADS sold to eleven investors an aggregate 629,911 units, each a “unit” at a purchase price of $0.55 per unit. Each unit is comprised of (i) one share of common stock, (ii) a Class A Warrant to purchase one share of common stock at $1.00 per share and expiring on March 2, 2008 and (iii) a Class B Warrant to purchase one share of common stock at $1.50 per share and expiring on March 2, 2010. The gross proceeds of this offering totaled $346,451. During 2006, TADS received advances from this financing totaling $346,451. This amount was initially recorded as a liability at December 31, 2006 and in 2007 will be reclassified to equity.

Warrants

At December 31, 2006 outstanding warrants to purchase common stock consisted of the following:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued- 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued-2006	2,266,575	$0.67
Balance December 31, 2006	23,968,315	$0.20
Potential Proceeds Assuming all Exercised at
December 31, 2006	$4,766,435

Earnings per Share

Securities that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following at December 31, 2005:
	Principal and Interest	Additional Number of Potential Common Shares if Converted/Exercised
Convertible Debentures	$5,590,062	30,547,043
Notes Payable	$4,057,246	8,099,493
Warrants to purchase Common Stock	N/A	23,968,315
Accrued Consulting fees	$300,000	600,000
Total at December 31, 2006		63,214,851

Substantial issuances after December 31, 2006:

Common Stock issued and issuable to consultants	2,065,000
Common Stock issued as compensation	4,340,000
Preferred Stock issued as compensation, on a converted basis	10,400,000
Preferred Stock issued to consultants, on a converted basis	2,400,000
Exercise of warrants	6,234,238
Conversion of convertible debentures into common stock	2,236,586
Sale of Units-2006 Private Placement	629,911
Class A Warrants	629,911
Class B Warrants	629,911

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 8- COMMITMENTS

Consulting Agreement

On December 15, 2006 the Company entered into an agreement with a consultant to provide investor relation services. The term of this agreement is for six months. As consideration for the consultant’s investor relations services, the Company agreed to pay the consultant: (a) a monthly fee of $5,000 and following the initial six-month period and without any further action by either party this Agreement shall be renewed automatically on a month-to-month basis for a monthly fee of $5,000, (b) a fee of 250,000 shares of the Company’s common stock, and (c) all of the consultant’s out-of-pocket expenses. The shares were issued in March of 2007 and the Company terminated the agreement in March of 2007.

Compensation Agreements

On September 1, 2003, Aero entered into an agreement with a consultant to perform long-term strategic planning for Aero, and, in such capacity, to provide general advice to Aero on business and financial matters. The term of the agreement is three years. The agreement provides for a total fee of $300,000 or $100,000 per year. As of December 31, 2006, $300,000 has been accrued and is included as part of accrued liabilities. As part of the agreement with TADS, TADS assumed this obligation and such debt is convertible into 600,000 shares of TAD’s common stock.

Pursuant to a compensation agreement dated January 3, 2007, the Company’s Chief Executive Officer is being paid a salary of $220,000 per annum for a period of three years.

Pursuant to a compensation agreement dated January 3, 2007, the Company’s Vice President is being paid a salary of $220,000 per annum for a period of three years.

Pursuant to a compensation agreement dated January 3, 2007, a director is being paid a salary of $75,000 per annum for a period of three years.

Sublease of Office and Hangar Space at Grayson County Airport

Prior to the reverse acquisition with TADS, Aero rented its operating facilities from International Tactical Training Center, Inc., an entity that is 51% owned and controlled by Mark Daniels, dated May 8, 2006 (the “Sublease”). The sublease covers 15,397 square feet of office space in Building No. 110 located at 5501 Airport Drive, Denison, Texas and 36,598 square feet of land also at the Grayson County Airport its office space. The Sublease is a gross lease and rental under the sublease is $9,640 per month, subject to an annual increase equal to the increase in the consumer price index, which increase will not be less than 2% nor more than 8% over the previous year's rental.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 8- COMMITMENTS -Continued

With respect to the office space, the sublease expires in May, 2046. The balance of the sublease, which relates to the land, expires in April, 2011, pursuant to operating lease agreements expiring at various dates through 2010. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs TADS assumed the sublease between Aero and International Tactical Training Center. Future minimum operating lease commitments, along with sub-lease income consisted of the following at December 31, 2006:

Year Ending December 31,	Operating Leases
2007	$115,680
2008	115,680
2009	115,680
2010	115,680
2011	115,680
Thereafter	539,520

Total Minimum Obligations	$1,117,920

Rent expense for operating leases approximated $95,000 and $89,000 for the years ended December 31, 2006 and 2005, respectively.

As of May 31, 2007, under the terms of the lease agreement, the Company is in default and owes approximately $30,000.

Periodic Filings

Under a 2005 rule change, OTC Bulletin Board ("OTCBB") issuers that are cited for filing delinquency three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member. Following removal under this new rule, an issuer's securities would again become eligible for quotation on the OTCBB when the issuer has filed periodic reports for one year in a timely manner.

The Company has not filed its 2006 form 10-KSB with the Security and Exchange Commission (“SEC”) within the grace period. The Company has a schedule hearing with the NASD on June 14, 2007 to determine its eligibility to remain quoted on the OTCBB. If the Company is not successful in its hearing or is late in its future filings over the next two years, the Company securities will become listed on the pink sheets.

NOTE 9 - SUBSEQUENT EVENTS

Debt Issuances in Year 2007

During the period January 1, 2007 through June 8, 2007, the Company received loan proceeds of $697,000 from four unrelated parties. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into TADS common stock at a conversion rate of $1.00 per share and provide for warrants to purchase shares of TADS common stock at an exercise price $1.00 per share.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 9 - SUBSEQUENT EVENTS -Continued

Preferred Stock

SERIES A PREFERRED STOCK:

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). Pursuant to the Series A Certificate of Designation, holders are entitled to:

•	elect one director to the Company’s board of directors
•	vote on all other matters on a 25 votes per share Common Stock basis.
•
The Series A Preferred Stock shall, with respect to dividend rights, rights on redemption, rights on conversion and rights on liquidation, winding up and dissolution, rank senior to all common stock, warrants and options to purchase Common Stock established by the Board or the Stockholders (all of such equity securities of the Corporation to which the Series A Preferred Stock ranks senior are collectively referred to herein as “JUNIOR STOCK”).

•	Each share of Series A Preferred Stock is initially convertible into 2 shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006 and 2005

NOTE 9 - SUBSEQUENT EVENTS -Continued

In addition, the Series A Preferred Stock:

•
have broad-based weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of common stock or securities convertible into common stock at a price of less than the conversion price of the Series A Preferred Stock then in effect.

•
The shares of Series A Preferred Stock may be converted into common stock at the option of the holder. In addition, at any time after the closing bid price for the Company’s common stock on the NASDAQ OTCBB or the primary United States exchange on which the Common Stock is then traded exceeds $5.00 during any five consecutive trading days, the Company may, at its sole option, convert the Series A Preferred and any accrued but unpaid dividends into common shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series A Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion.

Each share of Series A Preferred Stock is entitled to receive a dividend of 7% per annum. The dividend begins to accrue on January 1, 2007 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the common stock. Thereafter, the holders of the Series A Preferred Stock will be entitled to participate in distributions on an as converted to common stock basis.

•
Shares of Series A Preferred may be redeemed, in whole or in part, by the Company out of funds lawfully available therefore from the holders of then outstanding shares of Series A Preferred on a pro rata basis, at any time by providing written notice to the holders of the Series A Preferred owned by each holder, that number of outstanding shares of Series A Preferred owned by each holder, that number of outstanding shares of Series A Preferred that the Company has elected to purchase for the following consideration: (i) an amount equal to a price per share equal to the $4.00 plus any accrued and unpaid dividends multiplied by the number of shares of Series A Preferred being redeemed from such holder and (ii) the issuance of the number of shares of Common Stock equal to seventeen and one-half percent (17.5%) of the shares of Common Stock then issuable upon conversion of the shares of Series A Preferred being redeemed from such holder. A cash payment will be provided in lieu of any fractional shares of common stock.

Stock Issuances in Year 2007

During the period January 1, 2007 through June 8, 2007 various holders of warrants exercised warrants to purchase 6,234,238 shares of the Company’s common stock.

During the period January 1, 2007 through June 8, 2007 various holders of the convertible debentures converted $274,060 of debentures plus accrued interest of $58,521 into 2,236,586 shares of common stock.

During the period January 1, 2007 through May 31, 2007, the Company issued 2,065,000 of shares of common stock and 1,200,000 of its Series A Preferred Stock for services.

During the period January 1, 2007 through May 31, 2007, the Company issued 4,340,000 shares of common stock and 5,200,000 shares of its Series A Preferred Stock to various officers and directors for compensation due under various employment agreements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the AeroGroup Acquisition, as of December 15, 2006, we dismissed our accounting firm, James Stafford, Chartered Accountants and engaged Marcum and Kliegman, LLP, as the Company’s independent registered public accountants. The Board has approved the change in accountants and appointment of Marcum and Kliegman, LLP.

Stafford, Chartered Accountant's audit report on the financial statements for the years ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. James Stafford, Chartered Accountant did not serve as our accountants during fiscal year 2004. There have been no disagreements with James Stafford, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.

Inasmuch as we had no disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures, we did not consult with our new accountants on any such disagreement. The company has not consulted with Marcum and Kliegman, LLP during the last two fiscal years or any subsequent interim period on either the application of accounting principles or the type of audit opinion that might be provided on the Company’s financial statement.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of May 2007, we do not have a full time internal chief financial officer. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Principal Executive Officer and Principal Financial Officer believe that, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our auditors, Marcum & Kliegman, LLP in performing their audit for the years ended December 31, 2006 and 2005, discovered conditions which they deemed to be a material weakness in the Company’s internal control related to financial reporting. Specifically, they noted a lack in timeliness in financial statement reporting as well as deficiencies related to disclosures in the notes to financial statements (2006 and 2005) and adjusting journal entries in accounting for derivative instruments (2005). Our Principal Executive Officer and Principal Financial Officer believe that the lack of a full time chief financial officer has been instrumental in leading to delays in the company’s filings and in the prompt gathering and analysis of financial information. Management believes that hiring a full time chief financial officer is crucial to maintaining the integrity of its financial information and reports and intends to do so as funds permit.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors and executive officers as of May 28, 2007. To facilitate the AeroGroup Acquisition and resulting change of control, Mr. Derrick Sinclair, our former officer and director, temporarily resigned from all positions in August of 2006 and appointed the new management consisting of Mark Daniels, Charles Searcok and John Riley Farley. Mr. Sinclair’s resignation became final at the closing of the AeroGroup Acquisition on December 15, 2006. Mr. Searock has since resigned from all positions as of December 31, 2006.

Name	Age	Position
Mark Daniels	41	Director, Secretary and Treasurer, Principal Financial Officer and Principal Executive Officer and President, since January 1, 2007.
Victor Miller	42	Director
Fred Daniels	66	Director
Charles Searock	70	President (Resigned, December 31, 2006)
John Riley Farley	57	Vice President

Mark Daniels. Mr. Mark Daniels was appointed as the sole director and Chairman of the Company and as its Secretary and Treasurer on August 22, 2006 and was appointed as President as of January 1, 2007. Currently, and since 2002, Mr. Daniels has been the sole board member, President and the Chief Executive officer of AeroGroup. Prior to that time, and since 1998, Mr. Daniels was Vice President and a Manager of Global Aviation Associates, Inc., a Florida based aircraft leasing company that leased military and non-military aircraft to government and commercial contractors. Between 1988 and 1998, Mr. Daniels was President and founder of National Search Services, Inc, an investigative services company. Between 1989 and 2001, Mr. Daniels was elected as a director of the National Aviation Museum, a Not-For-Profit corporation located in Oklahoma, where Mr. Daniel’s primary responsibility was the acquisition and importation of military fighter aircraft. Mr. Mark Daniels is primarily responsible for the development of AeroGroup’s business as an aviation government contractor to outsource fighter aircraft for training and other purposes to the U.S. Government and other countries. Mr. Daniels is also an inventor, having authored numerous patents directly related to utility and methods of military type aircraft. Certain of these patents are owned by AeroGroup and were acquired as part of the AeroGroup Acquisition.

Fred Daniels.  On January 8, 2007, Fred Daniels was appointed to serve as a Director of the Company. Mr. Fred Daniels has been involved in aviation over 40 years, having been employed by General Dynamics from 1960 through 1972. At General Dynamics, Mr. Fred Daniels was involved with projects such as the F-111 and F-16 program. Over the last 5 years, Mr. Fred Daniels has also acted as a consultant in connection with the acquisition of aircrafts, and served as a consultant to AeroGroup Incorporated from 2002 through 2007. Mr. Fred Daniels is the father of our President, Secretary and Treasurer, Mark Daniels.

Victor Miller.  On January 8, 2007, Victor Miller was appointed to serve as a Director of the Company. Mr. Miller has over 21 years of aviation management experience. As a civilian pilot, Victor has logged many flight hours in various military high performance jet fighters. Mr. Miller served as maintenance director of Million Air, a nationally known chain of fixed base operators, from 1987 through 1996. Mr. Miller also served as President of his own aviation company, Victor Aviation Inc, from 1996 through 2002. From 2002 through 2007 Mr. Miller served as a Director at AeroGroup Incorporated where Mr. Miller assisted with forming a viable company to fulfill the business case of outsourcing commercial companies to support the U.S. Military.

John Riley Farley. Mr. Farley was appointed as Vice President of the Company on August 22, 2006. Prior to such time, and since 1998, Mr. Farley has been a manager of Area Wide Realtors Inc., a commercial and residential real estate development and finance firm. Between 1980 and 1997 Mr. Farley served in various executive capacities of First National Bank of Whitewright (Sherman, Whitewright and Dennison branches), where he was eventually appointed as President and Chief Executive Officer. Prior to such time, Mr. Farley founded and operated his own livestock feed corporation in Texas. Mr. Farley Served in the Air Force Reserve at Carswell Air force Base -336th Squadron, between 1970 and 1976 when he was Honorably Discharged.

Lt. General (Ret.) Charles Searock. Mr. Searock was appointed President of the Company effective August 22, 2006. From December 1996 through his retirement in August 2001, Mr. Searock was Chief Executive Officer of Dynasil Corp. Mr. Searock entered the Air National Guard in 1954 and entered the U.S. Air Force in 1956 and served as Commander of the 380th and 393rd Bombardment Squadron and in numerous other distinguished capacities and officer positions until his retirement from the military in 1993. Prior to his retirement, he attained the rank of Lt. General. Mr. Searock holds numerous airmen ratings and aircraft type ratings for both civilian and military aircraft and has over 7,000 flying hours. Mr. Searock earned his Bachelor of Science degree in 1954 from the University of Nebraska at Omaha. Mr. Searock resigned from all positions with the company effective as of December 31, 2006 due to non-payment of our salary obligations to him.

The directors of the Company do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings. Our by-laws also provide that they may be paid a fee for their services as directors, although we do not currently pay such fees. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Audit Committee

Because we are not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, we are not required to have an audit committee. Although we hope to have an audit committee established at some time in the near future, we have not done so yet. Since we have not established such a committee, we have not identified any member of such a committee as a financial expert. Our board of directors currently consists of one member, Mr. Mark Daniels. Accordingly, we do not have any audit committee financial expert or independent person on our board of directors.

Family Relationships

There are no family relationships among our officers, directors, or affiliates, except that Mr. Fred Daniels is the father of Mark Daniels.

Involvement in Certain Legal Proceedings.

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the Commission. Directors, executive officers and beneficial owners of more than 10% of our Company’s Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Messrs. Daniels and Searock have each timely filed a Form 3 upon appointment to their respective officer positions in August of 2006, however, Mr. Farley filed one late report as a result of his appointment.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B. Given our recent acquisition of AeroGroup’s assets, we have not yet had the opportunity to adopt a code of ethics. However, we intend to adopt a code of ethics as soon as practicable.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2006 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark Daniels	2006	0		220,227
Charles Searock	2006	0
John Riley Farley	2006	0
(

OUTSTANDING EQUITY AWARDS

The following table sets forth information with respect to outstanding equity awards at December 31, 2006.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised options / Unexercisable	Number of Securities Underlying Unexercised Options / Unexercisable	Equity	Option	Option	Number	Market	Equity	Equity Incentive
		of	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Plan Awards:
			Plan	Price	Date	or Units	Shares or	Plan Awards:	Market or Payout
			Awards:	($)		of Stock	Units of	Number	Value
			Number			That Have	Stock	of	of
			of			Not	That Have	Unearned	Unearned
			Securities Underlying			Vested	Not	Shares,	Shares,
			Unexercised			(#)	Vested	Units or	Units or
			Unearned				($)	Other Rights	Other
			Options					That Have	Rights
			(#)					Not	That Have
								Vested	Not
								(#)	Vested
($)

Mark Daniels
Charles Searock
John Riley Farley

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year end December 31, 2006.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)		($)	($)

Mark Daniels

Employment Agreements

Pursuant to an agreement dated January 3, 2007 with Mark Daniels, the Company’s Chief Executive Officer, Mr. Daniels is being paid a salary of $220,000 per annum for a period of three years. The agreement provides that a portion of the salary may be paid in stock of the company. Additionally, the Company has agreed to allow Mr. Daniels to participate in employee benefit plans and to receive bonuses at the discretion of the board. The agreement also contains a confidentiality provision and a one (1) year from termination, non-compete provision. This agreement may be terminated by mutual consent of the parties or by vote of the majority of the board for cause. Mr. Daniels received no cash compensation under this agreement, to date, but has been compensated 3,200,000 shares of Common Stock and 3,200,000 shares of Series A Preferred Stock (which convert into 6,400,000 shares of Common Stock) in lieu of cash payments under this salary through June 30, 2007 and in lieu of certain bonus compensation based payments.

Pursuant to a compensation agreement dated January 3, 2007 with Victor Miller, the Company’s Vice President, we have agreed to compensate Mr. Miller a salary of $220,000 per annum for a period of three years. The agreement provides that a portion of the salary may be paid in stock of the company. Additionally, the Company has agreed to allow Mr. Miller to participate in employee benefit plans and to receive bonuses at the discretion of the board. The agreement also contains a confidentiality provision and a one (1) year from termination, non-compete provision. This agreement may be terminated by mutual consent of the parties or by vote of the majority of the board for cause. Mr. Miller received no cash compensation under this agreement to date, but has been compensated 810,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock (which convert into 4,000,000 shares of Common Stock) in lieu of cash payments under this salary through June 30, 2007 and in lieu of certain bonus compensation based payments.

Pursuant to a compensation agreement dated January 3, 2007 with Mr. Fred Daniels, a director is being paid a salary of $75,000 per annum for a period of three years. This agreement may be terminated by mutual consent of the parties or by vote of the majority of the board for cause. Mr. Fred Daniels received 255,000 shares of Common Stock in lieu of cash payments under this salary through June 30, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding Common Stock beneficially owned on May 28, 2007 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Prior to closing the AeroGroup Acquisition, there were 3,925,855 shares of TADS Common Stock issued and outstanding. As of June 13, 2007 there were 49,188,198 shares of our Common Stock issued and outstanding. In addition, there are 6,400,000 shares of restricted, non-trading Series A Preferred Stock outstanding, which are convertible into 12,800,000 shares of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Mark Daniels(2)	26,789,800	(3)(4)	51.14%

Fred Daniels(2)	255,000	(5)	*

Victor Miller (2)	4,810,000	(6)	9.40%

John Riley Farley (2)	75,000	(7)	*

Lt. Gen (ret) Charles Searock(8)	-0-		*

Derick Sinclair (2)	1,000,000		*
1550 Ostler Court
N. Vancouver, B.C.
Canada V7G 2P1

Officers and Directors
as a Group (per person)			61.00%
*Indicates ownership of under 5%.

(1)  In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of securities which the person has the right to acquire beneficial ownership within of (60) days. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, we have included all shares of common stock owned or beneficially owned by that person, and the number of shares of common stock issuable upon conversion or exercise of all convertible securities owned or beneficially owned by such person. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. All Series A Preferred Stock vote on a 25 to 1 basis with the Common Stock holders for all matters submitted to vote of shareholders. In addition, the holders of the Series A Preferred Stock are entitled to appoint a designee to the board of directors.

(2)  Addresses c/o AeroGroup Incorporated, 5501 Airport Drive, Denison Texas 75020.

(3)  Indicates shares indirectly beneficially owned by Mr. Daniels which shares were issued to AeroGroup upon closing of the AeroGroup Acquisition.

(4)  Includes (i) 2,200,000 shares which are issuable upon conversion of the Secured Promissory Note at $.50 per share, within the next 60 days, (ii) 14,989,800 shares of Common Stock owned by AeroGroup Incorporated over which Mr. Daniels has voting and dispositive power, and (iii) 3,200,00 shares of Common Stock and 6,400,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock issued to Mr. Daniels in lieu of cash compensation under his employment agreement through June 2007. Excludes (i) 2,444,013 shares underlying the Unsecured Daniels Note or 4,366,602 (plus shares underlying interest) and (ii) 2,444,013 shares issuable in exercise of a warrant acquired by Mr. Mark Daniels, which Note and Warrant are not convertible or exercisable within the next 60 days. All Series A Preferred Stock vote on a 25 to 1 basis with the Common Stock in any matter brought to shareholder for a vote.

(5) Includes 255,000 shares of Common Stock issued to Mr. Fred Daniels in early 2007, in lieu of cash compensation under his employment agreement through June 2007.

(5) Includes 810,000 shares of Common Stock and 4,000,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock issued to Mr. Victor Miller in lieu of cash compensation under his employment agreement. All Series A Preferred Stock vote on a 25 to 1 basis with the Common Stock in any matter brought to shareholder for a vote.

(6) Includes 75,000 shares of Common Stock to Mr. Farley in early 2007 in lieu of cash compensation under his employment agreement through June 2007.

(7) The address for Gen. Searock is 1412 Victoria Place, Edmond Oklahoma, 73003.

(8)  Prior to the AeroGroup Acquisition, Mr. Sinclair’s ownership represents approximately 25% of the Company’s shares. After the issuance of Common Stock to AeroGroup in connection with the AeroGroup Acquisition, Mr. Sinclair’s ownership will constitute beneficial ownership of approximately 5.2% of TADS Common Stock.

Other then as discussed above for Mr. Daniels, there are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

The AeroGroup Acquisition

At the time we and the AeroGroup negotiated and entered into the Asset Purchase Agreement, Mr. Daniels was not an officer, director or affiliate of TADS. After execution of and entry into the Asset Purchase Agreement, Mr. Daniels became a director and officer on August 22, 2006 in order for us to secure the government licenses required to be obtained as a condition to closing the AeroGroup Acquisition. At the time of the AeroGroup Acquisition on December 15, 2006, Mark Daniels, a controlling shareholder of AeroGroup, was serving as our sole director and as Secretary and Treasurer.

As a result of the Aero Group Acquisition, AeroGroup acquired a controlling interest in TADS. Mr. Daniels is a controlling shareholder in AeroGroup and has voting and dispositive control over its TADS stock. As a result, Mr. Daniels is the beneficial owner of AeroGroup's TADS stock and owns a 81% indirect beneficial interest in TADS as of the closing of the AeroGroup Acquisition.

As consideration for the AeroGroup Acquisition, TADS assumed notes and warrants held by Mr. Daniels as follows:

•	TADS assumed the Secured Daniels Note;

•	TADS entered into the Daniels Security Agreement;

•	TADS assumed Investor Notes held by Mr. Daniels in the aggregate original principal amount of $366,602.04;

•
TADS assumed Warrants to acquire stock in AeroGroup, which Warrants will now be exercisable for the acquisition of 2,444,014 shares of Common Stock. The Warrants are exercisable at an exercise price of $.15 per share. They are immediately exercisable and have a warrant exercise term of five years. The warrants were issued between April 1, 2003 and November 12, 2005.

The terms and conditions of the foregoing instruments and agreements are described above under the heading “Material Agreements Entered Into”.

Mr. Daniels is a majority stockholder of AeroGroup Incorporated. As a result of the AeroGroup Acquisition, TADS assumed AeroGroup’s obligations to issue shares of AeroGroup common stock pursuant to the convertible notes and warrants of AeroGroup. Conversion of those convertible securities prior to the Closing Date would have resulted in a dilution of Mr. Daniels stock in AeroGroup, Incorporated, which will no longer be the case.

Mr. Daniels also owns a controlling interest of 51% of the issued and outstanding stock of International Tactical Training Center, Inc. who is the Sublandord in the Sublease. The remaining 49% of International Tactical Training Center, Inc. is owned by Mr. Victor Miller. Mr. Miller was not an officer or director of TADS at the time of this assumption or the time of the AeroGroup Acquisition in December 2006.

Acquisition of Aircraft and Simulator Assets from Entities owned by Mr. Daniels.

In June of 2006, AeroGroup acquired substantially all of the assets of three limited liability companies owned by Mr. Daniels, OneSource Financial Holdings, LLC, Genesis Capital Services, LLC, and Resource Financial Holdings, LLC. These assets (the “Daniels Assets”) included two MiG 29 fighter jets and four full motion aircraft flight simulators. The Daniels Assets were acquired by AeroGroup in exchange for the assumption by the AeroGroup Subsidiaries of certain indebtedness incurred by Daniels in connection with his acquisition of these assets and certain other consideration. These assets were appraised by a certified aircraft appraiser and AeroGroup believes that the acquisition of these assets from Daniels was on terms that were no less favorable to it then if the Company had attempted to acquire these assets in the open market.

The Daniels Assets are part of the AeroGroup Assets acquired by the Company in the AeroGroup Acquisition.

We do not currently have any employment agreement in place with Mr. Daniels or with any other executive officer.

We believe that we have executed the AeroGroup Acquisition and all of the related transactions set forth above on terms no less favorable to us than we could have obtained from unaffiliated third parties on an arms-length transaction. Additionally, all of the foregoing transactions have been approved by both a majority of the board and a majority of disinterested directors. It is our intention to ensure that all future transactions including loans or any other transactions or commitments between us, our officers and directors and their affiliates are approved by a majority of the board of disinterested board members, and are on terms obtained at an arms-length transactions that are no less favorable to us than we could obtain from unaffiliated third parties. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties.

Issuance of Shares of Common Stock and Preferred Stock to Executive Management

In January of 2007 the Company entered into employment agreements with Messers. Fred Daniels, Mark Daniels and John Farley. In lieu of cash compensation for salary and bonus payments through June of 2007, the Company issued:

•	3,200,000 shares of Common Stock and 3,200,000 shares of Series A Preferred Stock (which convert into 6,400,000 shares of Common Stock) to Mr. Mark Daniels,

•	810,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock (which convert into 4,000,000 shares of Common Stock),

•	75,000 shares of Common Stock issued to Mr. John Farley, and

•	255,000 shares of Common Stock to Mr. Fred Daniels.

See the “Series A Preferred Stock” section above for additional rights relating to these shares of preffered stock. . The compensation under these employment contracts and related share issuances were not approved by independent directors or shareholders.

Item 13. Exhibits.

Exhibits	Description
2.1
Amendment No. 3 dated December 14, 2006, to Asset Purchase Agreement dated of July 14, 2006 by and among Tactical Air Defense Services, Inc., Resource Aviation Financial Holdings, Inc., Genesis Aviation Acquisition, Inc. and OneSource Aviation Acquisition, Inc., as purchasers, and AeroGroup Incorporated, Resource Financial Holding Acquisition, Inc. and OneSource Acquisition, Inc., as sellers.*

3.1	Articles of Amendment To Articles of incorporation increasing capitalization to 300,000,000 shares of Common Stock and 50,000,000 shares of blank check preferred stock.*

3.2	Certificate of Designation, with Respect to Series A Preferred Stock, dated March 21, 2007

10.1	Assignment and Assumption of Lease, and lease agreement with respect to hangar, at Grayson County Airport.*

10.2	Form of Investor Notes (duties, conversion prices and maturity dates may vary).*

10.3	Form of Additional Note (duties and conversion prices only may vary).*

10.4	Form of warrant issued to noteholders (duties, exercise prices and expiration dates may vary).*

10.5	Secured Promissory Note in principal amount of $1,100,000 issued to Mark Daniels.*

10.6	Security Agreement with respect to secured Promissory Note issued to Mark Daniels.*

10.7
Solicitation, Offer and Award, between U.S. Army Research, Development and Engineering Command Acquisition Center and AeroGroup Incorporated, with respect to providing flight training at Townsend Range and Savannah Combat Readiness Training Center.*

10.8	Convertible Promissory Note to Chris Beck in principal amount of $250,000.*

10.9	Employment Agreement, dated as of January 3, 2007, between the Company and Mark Daniels.

10.10	Employment Agreement, dated as of January 3, 2007, between the Company and Mark Daniels.

10.11	Employment Agreement, dated as of January 3, 2007, between the Company and Mark Daniels.

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
CertificCertification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Issuer’s Form 8-K/A filed on December 21, 2006.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Marcum and Kliegman, LLP, as our auditors for the year ended December 31, 2006.

Audit Fees

Marcum and Kliegman, LLP, the independent auditors of our financial statements, billed us $167,000 in fees for our annual audit for the year ended December 31, 2006.

Audit-Related Fees

We did not pay any fees to Marcum and Kliegman, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2006 and December 31, 2005.

Tax and All Other Fees

We did not pay any fees to Marcum and Kliegman, LLP, for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2006 and December 31, 2005.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Marcum and Kliegman, LLP, the estimated fees related to these services.
With respect to the audit of our financial statements as of December 31, 2006, and for the year then ended, none of the hours expended on Marcum and Kliegman, LLP, engagement to audit those financial statements were attributed to work by persons other than Marcum and Kliegman, LLP, full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on June 13, 2007, thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mark Daniels	President, Treasurer and Chairman of the Board of Directors	June 13, 2007
Mark Daniels

/s/John Riley Farley	Vice President	June 13, 2007
John Riley Farley

/s/Victor Miller	Director	June 13, 2007
Victor Miller

/s/Fred Daniels	Director	June 13, 2007
Fred Daniels