Form 10QSB
period 2007-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2007-06-20
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number 333-79405

Tactical Air Defense Services, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5501 Airport Drive
Denison, TX 75020
(Address of principal executive offices)

(903) 786-5300
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

The number of shares of the issuer's outstanding common stock on June 13, 2007 was 49,188,198.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

INDEX

Page No.
Part I

Item 1. Financial Statements.

Condensed Consolidated Balance Sheet (Unaudited) at March 31, 2007	F-2

Condensed Consolidated Statements Of Operations	F-3
For the Three Months Ended March 31, 2007 and 2006
and For the Period from Inception (January 1, 2006) to March 31, 2007

Condensed Consolidated Statements Of Stockholders' Equity (Unaudited)	F-4
For the Three Months Ended March 31, 2007

Condensed Consolidated Statements Of Cash Flows (Unaudited)	F-5

Notes To Condensed Consolidated Financial Statements (Unaudited)	F-6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$960

Property and Equipment, net	7,154,985

TOTAL ASSETS	7,155,945

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	7,762
Accrued liabilities	837,798
Convertible Debentures, including accrued interest, net of debt discount of $2,038,441	3,953,599
Total Current Liabilities	4,799,159

Convertible Notes Payable, net of discount of $3,084,752 , includes related party of $1,330,729	776,503

TOTAL LIABILITIES	5,575,662

COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	6,400
Common stock-$.001 par value; 300,000,000 shares authorized; - 23,248,960 shares issued and outstanding	23,249
Additional paid-in-capital	19,985,739
Unearned compensation	(128,750)
Deficit accumulated during the development stage	(18,306,355)

TOTAL STOCKHOLDERS' EQUITY	1,580,283

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,155,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited)
Item 1. Financial Statements

				For the Period From January 1 2006 (Commencement as A Development Stage Company) to March 31,
	2007		2006	2007
REVENUES	$	- -	$-	$ - -

Operating costs		108,722	71,342	446,068

General and administrative, including compensatory element of stock issuance of $16,514,845 and $144,773 for the three months ended March 31, 2007 and 2006, respectively		16,854,091	186,913	18,512,719

TOTAL COSTS		16,962,813	258,255	18,958,787

OPERATING LOSS		(16,962,813)	(258,255)	(18,958,787)

OTHER (EXPENSE) INCOME:
Derivative (loss) gain on derivative liabilities		-	(1,802,668)	(27,599,597)
Forgiveness of liquidated damages		-	-	1,074,188
Interest expense		(1,191,728)	(380,413)	(2,658,318)
Other			(2,406)	(2,386)

TOTAL OTHER (EXPENSES) INCOME		(1,191,728)	(2,185,487)	(29,186,113)

NET LOSS		$(18,154,541)	$(2,443,742)	$(48,144,900)
Preferred stock dividend		(7,441)	-
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS		$(18,161,982)	$(2,443,742)

Loss per common share - basic and diluted		$(0.91)	$(0.16)

Weighted average number of shares outstanding - basic and diluted		19,863,704	14,966,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2007

	Common Stock		Series A Preferred Stock		Additional Paid-in	Unearned	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity

BALANCE - January 1, 2007	18,915,655	$18,916	-	$-	$2,563,950	-	$(144,373)	$2,438,493
Stock-based compensation issued to employees-$1.03 - $1.05 per share	1,980,000	1,980	5,200,000	5,200	12,727,823	(128,750)	-	12,606,253
Stock - based compensation issued to consultants- $1.05-$2.40 per share	900,000	900	1,200,000	1,200	3,596,492		-	3,598,592
Stock issued for services-$1.05 per share	320,000	320	-	-	335,680		-	336,000
Issuance of common stock upon conversion of debentures	503,394	503	-	-	72,100			72,603
Issuance of common stock under private placement	629,911	630			345,821			346,451
Fair value assigned to warrant attached to convertible debt					257,789			257,789
Beneficial conversion feature under convertible debt					86,084			86,084
Dividend to preferred stockholders							(7,441)	(7,441)

Net loss							(18,154,541)	(18,154,541)
Balance -March 31, 2007	23,248,960	$23,249	6,400,000	$6,400	$19,985,739	$(128,750)	$(18,306,355)	$1,580,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period From
			January 1 2006
			(Commencement as
			A Development Stage
			Company) to
	Three Months Ended,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,154,541)	$(2,443,740)	$(48,144,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liabilities	-	1,802,668	27,599,597
(Forgiveness) provision of liquidated damages	-	175,384	(1,074,188)
Stock-based compensation	16,514,845	144,773	16,659,617

Excess of initial derivative liability over debt discount	-
Debt discount amortization	977,574	116,548	1,616,362
Changes in operating assets and liabilities:
Accounts payable	-	-	7,762
Accrued liabilities	209,151	(80,295)	1,725,928
Net Cash Used in Operating Activities	(452,971)	(284,662)	(1,609,822)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(26,000)	(58,000)	(326,985)
Cash received from the reverse acquisition	-	-	150,744
Net Cash Used in Investing Activities	(26,000)	(58,000)	(176,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties, net	-	-	(67,484)
Proceeds from convertible debentures	343,873	342,215	1,854,507
Net Cash Provided by Financing Activities	343,873	342,215	1,787,023

Increase (Decrease) in cash	(135,098)	(447)	960

Cash - Beginning of period	136,058	720	-

Cash - End of period	$960	$273	960

Interest paid	-	-
Taxes paid	-	-

Non-cash Transactions:
Stock issued to settle accrued compensation	$-	$-	$390,000
Liabilities not assumed in reverse acquisition	$-	$-	$4,505,560
Reclassification of derivative liability	$-	$-	$29,930,094
Conversion of debt plus accrued interest to equity	$72,643	$-	$72,643
Common stock issued for leasehold improvements	$23,000	$-	$23,000
Acquisition of assets for issuance of debt	$-	$-	$6,740,000
Beneficial conversion feature under convertible debt	$86,084	$-	$4,139,209
Fair value assigned to warrant attached to convertible debt	$257,789	$-	$934,318
Distribution to stockholder	$-	$-	$311,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - COMPANY AND BASIS OF PRESENTATION-Continued

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

•	Assumption by TADS of Aero’s obligations under certain outstanding warrants to purchase 23,968,315 shares of common stock exercisable at $0.15 per share.

•	Assumption by TADS of Aero’s obligations under government contracts and subcontracts and of leases relating to its Grayson Airport facilities, a $300,000 consulting contract and property leases.

•	Assumption by TADS of Aero’s obligations for accrued expenses totaling $136,000.

Effective January 1, 2006, the Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and minimal revenue has been generated to date.

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - COMPANY AND BASIS OF PRESENTATION-Continued

Basis of Presentation

The results for the first quarter of 2007 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at March 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-KSB for the year ended December 31, 2006.

Going Concern and Management's Plan

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of March 31, 2007.

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

These condensed consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Genesis Acquisition, Inc., Resource Financial Holding Acquisition, Inc. and OneSource Acquisition, Inc. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to the estimated useful lives and assessment for impairment of the Company’s property and equipment, contingencies, revenue recognition and valuation of derivative instruments. Actual results could differ from those estimates.

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

As of March 31, 2007 and 2006, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the three months ended March 31, 2007 and 2006.

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

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- Continued

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

The Company’s Debenture Notes that host embedded conversion options are deemed to be derivative financial instruments. As of March 31, 2007, the Company had no derivative financial instruments.

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

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- Continued

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) and (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company determines the fair value of these free standing instruments under the Black-Scholes Pricing Model using the following range of assumptions:

•	expected volatility - 350%-450%

•	expected dividend - none

•	risk-free interest rate - 4.75%-5.00%

•	contractual term - 3-5 years

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

Recently Adopted Accounting Policies

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN48"). FIN 48 prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest Expense, net" in the condensed consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses". No interest or penalties were required to be recorded during the period ended March 31, 2007.

The Company files income tax returns in the United States of America (federal) and in various state and local jurisdictions. The Company is delinquent in its filings of its 2004 and 2005 tax returns. The Company is subject to federal, state and local income tax examinations by tax authorities for years after December 31, 2003.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- Continued

The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. As of January, 2007 and March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

Effective in the first quarter of 2007 the Company adopted FASB Staff Position No EITF 00-19-2 "Accounting for Registration Payment Arrangements" issued on December 21, 2006 ("FSP 00-19-2"). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of FST 00-19-2 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented.

Diluted net loss income per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted (loss- per share for the three months ended March 31, 2007 and 2006 because their inclusion would have had been anti-dilutive.

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3- ASSETS PURCHASED BY AERO-Continued

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

Debentures and Debenture Warrants as of March 31, 2007 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
First quarter of 2007 - Issued	343,873	1,013,999
First quarter of 2007 - Converted	(50,000)	24,982,314
Total principal at March 31, 2007	5,009,768
Accrued interest	982,272
Unamortized debt discount	(2,038,441)
Net Carrying Value at March 31, 2007	$3,953,599

Included in principal at March 31, 2007 is $366,602 due to the Company's majority stockholder which was converted in 2005 from shareholder loans to Convertible Debentures.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

First Quarter of 2007

Between January 1, 2007 and March 31, 2007, the Company received proceeds of loans totaling $343,873. The Debentures are convertible into TADS common stock at conversion prices ranging from $.25 to $1.00 per share and provide for warrants to purchase 1,013,999 shares of TADS common stock at exercise prices ranging from $.25 to $1.00. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at per share exercise prices of $.25 to $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

The gross proceeds of the $343,873 were allocated 25% or $86,084 to the Debentures and 75% or $257,789 to the Warrants. The effective conversion price of the Debentures was below the market price of TADS common stock at the date the various notes were issued, which resulted in a beneficial conversion feature of $86,084. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering less the value allocated to the Warrants.

As of March 31, 2007, all of the principal and accrued interest related to the Debentures have been classified as a current liability as they are either in default or due within one year.

Registration Rights

In connection with the issuance of the Debentures, the Company is required to file a Registration Statement to register the shares of common stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to the pay the holders of the Debentures certain liquidated damages in the event the shares are not registered within sixty days of the date of issuance. The Company has not filed the Registration Statement and therefore must pay the holders of the Debentures liquidated damages in the aggregate amount equal to two percent (2%) for each (thirty) days (or part thereof) per month until such Registration Statement is filed and declared effective. In June of 2007 Debenture holders agreed to postpone the registration requirement through August 31, 2007.

NOTE 5 - INCOME TAXES

There is no provision for income taxes for the three months ended March 31, 2007 and 2006.

The Company has minimal net operating loss carry forwards for income tax purposes at March 31, 2007. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY -Continued

Each share of Series A Preferred Stock is entitled to receive a per share dividend of $.07 per annum. The dividend begins to accrue on January 1, 2007 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the common stock. Thereafter, the holders of the Series A Preferred Stock will be entitled to participate in distributions on an as converted to common stock basis.

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

Stock Issuances - First Quarter of 2007

A holder of Debentures converted $50,000 plus accrued interest of $22,603 into 503,394 shares of common stock in accordance with the Debentures agreement.

The Company issued 900,000 of shares of common stock and 1,200,000 of its Series A Preferred Stock to various consultants and recorded a charge of $3,598,592; representing the fair value of the issued capital stock on the date of issuance.

The Company issued 320,000 of shares of common stock for services valued at 336,000 of which $26,000 was charged to lease hold improvements and the remaining $310,000 was charged as non-employee stock-based compensation. The Company issued 1,980,000 shares of common stock and 5,200,000 shares of its Series A Preferred Stock to various officers and directors for compensation due under various employment agreements. The Company recorded a charge of approximately $12,735,000; the fair value of the issued capital stock on the date of issuance.

Sale of Units

Pursuant to a 2006 Private Placement, on March 2, 2007, TADS sold to eleven investors an aggregate 629,911 units, each a “unit” at a purchase price of $0.55 per unit. Each unit is comprised of (i) one share of common stock, (ii) a Class A Warrant to purchase one share of common stock at $1.00 per share and expiring on March 2, 2008 and (iii) a Class B Warrant to purchase one share of common stock at $1.50 per share and expiring on March 2, 2010. The gross proceeds of this offering totaled $346,451. During 2006, TADS received the full advance from this financing.

 TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY-Continued

Warrants

At March 31, 2007 the Company has outstanding warrants to purchase common stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued- 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued-2006	2,266,575	$0.67
Balance -December 31, 2006	23,968,315	$0.20
Issued- First quarter of 2007	1,013,999	$0.34
Balance at March 31, 2007	24,982,314	0.20
Potential Proceeds Assuming all Exercised at
March 31, 2007	$5,110,307

Earnings per Share

Securities that could potentially dilute basic earnings per share (" EPS ") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following at March 31, 2007 and 2006:

March 31, 2007:

	Principal and Interest	Additional Number of Potential Common Shares if Converted/Exercised
Debentures	$5,992,040	31,114,918
Convertible notes	$4,133,191	8,266,382
Warrants to purchase Common Stock	N/A	24,982,314
Accrued Consulting fees	$300,000	600,000
Total at March 31, 2007		64,963,614

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY-Continued

March 31, 2006:

	Principal and Interest	Additional Number of Potential Common Shares if Converted/Exercised
Debentures	3,903,965	$26,026,434
Warrants to purchase Common Stock	N/A	23,566,646
Accrued Consulting fees	$300,000	600,000
Total at March 31, 2007		50,193,080

Issuances after March 31, 2007:

Common Stock issued and issuable to consultants	845,000
Common Stock issued as compensation	2,360,000
Exercise of warrants	6,234,238
Conversion of convertible debentures into Common Stock	1,733,918
Common stock issued to consultants	845,000
New Convertible Debt	1,372,212
Warrants issued with new convertible debt	1,372,212

NOTE 7- COMMITMENTS

Periodic Filings

Under a 2005 rule change, OTC Bulletin Board ("OTCBB") issuers that are cited for filing delinquent three times in a 24-month period and those removed for failure to file two times in a 24-month period will be ineligible for quotation by an NASD member. Following removal under this new rule, an issuer's securities would again become eligible for quotation on the OTCBB when the issuer has filed periodic reports for one year in a timely manner.

The Company has been late two times during the last six months. If the Company is late in its future filings over the next two years, TADS common stock will be ineligible to remain quoted on the OTCBB and will become listed on the pink sheets.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

Debt Issuances Subsequent to March 31, 2007

During the period April 1, 2007 through June 8, 2007, the Company received loan proceeds of $343,053 from one unrelated party. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into common stock at a conversion rate of $0.25 per share and provide for warrants to purchase 1,372,212 shares of common stock at an exercise price $0.25 per share.

Common Stock Issuance Subsequent to March 31, 2007

During the period April 1, 2007 through June 8, 2007 various holders of warrants exercised its warrants to purchase 6,234,238 shares of the Company’s common stock on a converted basis.

During the period April 1, 2007 through June 8, 2007 various holders of Debentures converted $224,060 plus accrued interest of $35,918 into 1,733,192 shares of common stock.

During the period April 1, 2007 through May 31, 2007, the Company issued 2,360, 000 shares of common stock to various officers and directors for compensation due under various employment agreements.

During the period April 1, 2007 through May 31, 2007, the Company issued 845,000 shares of common stock to various consultants.

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, and, specifically the Management's Discussion and Analysis may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on June 14, 2007. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-QSB.

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

Prior to the acquisition we were a development stage company without any material revenues from operations. The business of AeroGroup acquired by us has not had any material revenues in 2006 or 2005 and for most of 2004. The business we acquired from AeroGroup was commenced in 2002 by Mark Daniels, our Chief Executive Officer and a director, with the intention of becoming an outsourced provider of military flight training, research and flight support services. We will require substantial additional capital in order to implement our business plan and commence operations.

As a result of the AeroGroup Acquisition, on December 15, 2006 TADS ceased to be a shell corporation as such term is defined in Rule 12b-2 of the Security and Exchange Act of 1934, as amended, resulting in a change of control. A description of our business after the acquisition follows in the “Business” section below.

Pursuant to the terms of the AeroGroup Acquisition, AeroGroup acquired a majority of our issued and outstanding Common Stock as constituted at the time of the transaction. A majority of AeroGroup’s common stock is beneficially owned by Mark Daniels. In addition, on August 22, 2006 Messrs. Daniels was appointed as a board member and Lt. Gen. (Ret) Charles Searock was appointed as President and Mr. John R. Farley was appointed as Vice President to facilitate the process of obtaining the government licenses described in this report. General (Ret) Searock has resigned from all positions with the Company as of December 31, 2006 and Mr. Fred Daniels and Mr. Victor Miller were appointed as directors as of January 8, 2007. Information relating to current and previous management is set forth under the “Management” section of our annual report on Form 10-KSB.

Series A Preferred Stock

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). The Series A Preferred Stock provisions provide for a 7% preferred dividend and are granted super voting rights of 25 votes for each share of common stock voting at a meeting and contain liquidation preference rights. Additionally, the holders of the Series A Preferred Stock are entitled to appoint a director by vote of a majority of the Series A Preferred Stock holders. An aggregate of 6,400,000 shares of Series A Preferred Stock have been issued to certain officers and directors and a consultant in lieu of cash compensation under their respective employment or consulting agreements, resulting in control of the Company by Mr. Mark Daniels.

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

Plan of Operation

Liquidity and Capital Resources

Our business involves the ownership, operation and maintenance of jet aircraft, which typically require significant amounts of capital. Some of our anticipated one time and ongoing expenses are discussed below.

Our predecessor, AeroGroup, has had no revenues during 2006. We had no revenues during the first quarter of 2007. We anticipate that our current cash on hand of $19,000 as of May 31, 2007 is sufficient to satisfy our cash requirements only through the end of June of 2007. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months in order to complete our business plan.

We have funded our operations and met our capital expenditures requirements primarily from the issuance of convertible debt securities and warrants.

As of December 31, 2006, AeroGroup had negative working capital in the amount of $4,621,385. Cash used by operating activities were $1,157,571 for the year ended December 31, 2006 compared to cash used by operating activities for the year ended December 31, 2005 of $967,573.

As of March 31, 2007, AeroGroup had negative working capital in the amount of $4,798,199 as compared to $4,621,385 for the year ended December 31, 2006. Cash used in operating activities was $452,971 for the three months ended March 31, 2007 as compared to $284,662 during the three month period ended March 31, 2006.

Net cash provided by financing activities for the year ended December 31, 2006 was $1,443,150 compared to $967,319 for the year ended December 31, 2005. The increase was predominantly due to increased debt raised in 2006.

Net cash provided by financing activities for the year quarter ended March 31, 2007 of $343,873 remained relatively even as compared to $342,215 for the three months ended March 31, 2006 primarily as a result of continued capital raising efforts of the Company.

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

Immediate Need for Additional Capital and Cost of Equipment

We will be required to make significant additional expenditures to acquire F-16, F-15, SU-27 or additional MiG 29 fighter jet aircraft in order to perform our contracts. Alternatively, we may lease these aircraft if sufficient financing alternatives are not available. Additionally, we will be required to allocated capital towards completion of our parts, maintenance and safety programs. We do not have any commitments for capital. Our near term anticipated costs is listed below.

Cost of Importing our Existing Aircraft

Our MiG 29 aircraft are located in the Ukraine and must be disassembled for delivery to the United States, where they will be reassembled and modified to an airworthy condition suitable for use in our business. We intend to use these aircraft in connection with our air-to-air training of pilots who fly NATO aircraft, such as the F-16.

We estimate that it will cost $200,000 import our MiG 29 aircraft that are in the Ukraine and $420,000 to modify these aircraft for use in military training. Presuming that we are able to finance this shipment promptly, we anticipate that these two aircraft will become fully operational in the United States no sooner then September of 2007. We estimate that it will take no less than 50 days from the closing of a financing, if any, to ship such aircraft to the United States.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of May 2007, we do not have a full time internal chief financial officer. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Principal Executive Officer and Principal Financial Officer believe that, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our auditors, Marcum & Kliegman, LLP in performing their audit for the years ended December 31, 2006 and 2005, discovered conditions which they deemed to be a material weakness in the Company’s internal control related to financial reporting. Specifically, they noted a lack in timeliness in financial statement reporting as well as deficiencies related to disclosures in the notes to financial statements (2006 and 2005) and adjusting journal entries in accounting for derivative instruments (2005). Our Principal Executive Officer and Principal Financial Officer believe that the lack of a full time chief financial officer has been instrumental in leading to delays in the company’s filings and in the prompt gathering and analysis of financial information. Management believes that hiring a full time chief financial officer is crucial to maintaining the integrity of its financial information and reports and intends to do so as funds permit.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Mr. Jeffrey Peer, a former executive officer of AeroGroup, has threatened litigation in Florida as a result of AeroGroup’s failure to pay his salary and other expenses under his employment terms, which terms are at dispute. We believe that this claim is without merit and are working towards resolution of the same.

TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than a threat of a lawsuit from Mr. Peer, as described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

a. Exhibit Index

3.2	Certificate of Designation, with Respect to Series A Preferred Stock, dated March 21, 2007.*

10.1	Employment Agreement, dated as of January 3, 2007, between the Company and Mark Daniels.*

10.2	Employment Agreement, dated as of January 3, 2007, between the Company and Victor Miller.*

31.1
Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a- 14(a) or  Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

32.1
Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a-14(b) or  Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Issuer’s Form 10-KSB filed on June 14, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
June 20, 2007
	By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)