Form 10QSB/A
period 2007-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2007-06-21
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB/A

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

The form 10-QSB for the three months ended March 31, 2007, as previously filed, was prematurely filed without the final review of the Company's outside auditors and counsel. As such, an additional amendment (Amendment No. 2) will be filed to reflect any changes that would have been necessary to accurately reflect the filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
June 20, 2007
	By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)