Form 10QSB/A
period 2007-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2007-06-21
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

Amendment No. 2 to
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

The number of shares of the issuer's outstanding common stock on June 13, 2007 was 34,421,390.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

INDEX

Page No.
Part I

Item 1. Financial Statements.

Condensed Consolidated Balance Sheet (Unaudited) at March 31, 2007	F-2

Condensed Consolidated Statements Of Operations (Unaudited)	F-3
For the Three Months Ended March 31, 2007 and 2006
and For the Period from Inception (January 1, 2006) to March 31, 2007

Condensed Consolidated Statement Of Stockholders' Equity (Unaudited)	F-4
For the Three Months Ended March 31, 2007

Condensed Consolidated Statements Of Cash Flows (Unaudited)	F-5
For the Three Months Ended March 31, 2007 and 2006
and For the Period from Inception (January 1, 2006) to March 31, 2007

Notes To Condensed Consolidated Financial Statements (Unaudited)	F-6

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

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited)
Item 1. Financial Statements

			For the Period From January 1, 2006 (Commencement as a Development Stage Company) to March 31,
	2007	2006	2007
REVENUES	$-	$-	$-

Operating costs	108,722	71,342	446,068

General and administrative, including compensatory element of stock issuance of $16,514,845 and $144,773 for the three months ended March 31, 2007 and 2006, respectively, and for the period January 1, 2006 to March 31, 2007	16,854,091	186,913	18,512,719

TOTAL COSTS	16,962,813	258,255	18,958,787

OPERATING LOSS	(16,962,813)	(258,255)	(18,958,787)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities	-	(1,802,668)	(27,599,597)
Forgiveness of liquidated damages	-	-	1,074,188
Interest expense	(1,191,728)	(380,413)	(2,658,318)
Other		(2,406)	(2,386)

TOTAL EXPENSES	(1,191,728)	(2,185,487)	(29,186,113)

NET LOSS	$(18,154,541)	$(2,443,742)	$(48,144,900)
Preferred stock dividend	(7,441)	-
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(18,161,982)	$(2,443,742)

Loss per common share - basic and diluted	$(0.91)	$(0.17)

Weighted average number of shares outstanding - basic and diluted	19,863,704	14,252,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2007

	Common Stock		Series A Preferred Stock		Additional Paid-in	Unearned	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity

BALANCE - January 1, 2007	18,915,655	$18,916	-	$-	$2,563,950	-	$(144,373)	$2,438,493
Stock-based compensation issued to employees-$1.03 - $1.05 per share	1,980,000	1,980	5,200,000	5,200	12,727,823	(128,750)	-	12,606,253
Stock - based compensation issued to consultants- $1.05-$2.40 per share	900,000	900	1,200,000	1,200	3,596,492		-	3,598,592
Stock issued for services-$1.05 per share	320,000	320	-	-	335,680		-	336,000
Issuance of common stock upon conversion of debentures	503,394	503	-	-	72,100			72,603
Issuance of common stock under private placement	629,911	630			345,821			346,451
Fair value of warrants issued with convertible debt	257,789	257,789
Beneficial conversion feature under convertible debt					86,084			86,084
Dividend to preferred stockholders							(7,441)	(7,441)

Net loss							(18,154,541)	(18,154,541)
Balance -March 31, 2007	23,248,960	$23,249	6,400,000	$6,400	$19,985,739	$(128,750)	$(18,306,355)	$1,580,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period From
			January 1 2006
			(Commencement as
			A Development Stage
			Company) to
	Three Months Ended March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(18,154,541)	$(2,443,742)	$(48,144,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liabilities	-	1,802,668	27,599,597
(Forgiveness) provision of liquidated damages	-	-	(1,074,188)
Stock-based compensation	16,514,845	144,773	16,659,617

Excess of initial derivative liability over debt discount	-	175,384	175,384
Debt discount amortization	977,574	116,548	1,616,362
Changes in operating assets and liabilities:
Accounts payable	-	-	7,762
Accrued liabilities	209,151	(80,293)	1,725,928
Net Cash Used in Operating Activities	(452,971)	(284,662)	(1,609,822)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(26,000)	(58,000)	(326,985)
Cash received from the reverse acquisition	-	-	150,744
Net Cash Used in Investing Activities	(26,000)	(58,000)	(176,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties, net	-	-	(67,484)
Proceeds from convertible debentures	343,873	342,215	1,854,507
Net Cash Provided by Financing Activities	343,873	342,215	1,787,023

Increase (Decrease) in cash	(135,098)	(447)	960

Cash - Beginning of period	136,058	720	-

Cash - End of period	$960	$273	960

Interest paid	-	-
Taxes paid	-	-

Non-cash Transactions:
Stock issued to settle accrued compensation	$-	$-	$390,000
Liabilities not assumed in reverse acquisition	$-	$-	$4,505,560
Reclassification of derivative liability	$-	$-	$29,930,094
Conversion of debt plus accrued interest to equity	$72,643	$-	$72,643
Common stock issued for leasehold improvements	$26,000	$-	$26,000
Acquisition of assets for issuance of debt	$-	$-	$6,740,000
Beneficial conversion feature under convertible debt	$86,084	$-	$4,139,209
Fair value of warrants issued with convertible debt	$257,789	$-	$934,318
Distribution to stockholder	$-	$-	$311,525

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

As discussed above, on December 15, 2006, TADS acquired all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2007 including additional modifications to its aircrafts necessary to make them operational. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, operational deployment training, aviator combat support and close air support for “Forward Controllers,”.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The most significant estimates relate to the estimated useful lives and assessment for impairment of the Company’s property and equipment, contingencies, revenue recognition and valuation of derivative instruments. Actual results could differ from those estimates.

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

The Aircraft acquired pursuant to the June 2006 Asset Purchase Agreement (Note 3) are stationed in the Ukraine awaiting for disassembly and shipment to the United States of America. Additional modifications are necessary to make them operational for use within the United States of America. The Company estimates that it will cost approximately $200,000 to ship the MIGs to the United States of America, and approximately $420,000 to get the MIGs fully operational.

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

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue (" EITF ") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments". Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- Continued

The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. As of January 1, 2007 and March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

Effective in the first quarter of 2007 the Company adopted FASB Staff Position No EITF 00-19-2 "Accounting for Registration Payment Arrangements" issued on December 21, 2006 ("FSP 00-19-2"). FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of FSP 00-19-2 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented.

Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three months ended March 31, 2007 and 2006 because their inclusion would have had been anti-dilutive.

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

The gross proceeds of the $343,873 were allocated 25% or $86,084 to the Debentures and 75% or $257,789 to the Warrants. The effective conversion price of the Debentures was below the market price of TADS common stock at the date the various notes were issued, which resulted in a beneficial conversion feature of $86,084. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering.

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
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY -Continued

Each share of Series A Preferred Stock is entitled to receive a per share dividend of $.07 per annum ($7,441 for the 1st quarter of 2007). The dividend begins to accrue on January 1, 2007 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the common stock. Thereafter, the holders of the Series A Preferred Stock will be entitled to participate in distributions on an as converted to common stock basis.

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

The Company issued 900,000 shares of common stock and 1,200,000 of its Series A Preferred Stock to various consultants and recorded a charge of $3,598,592 representing the fair value of the issued capital stock on the date of issuance.

The Company issued 320,000 of shares of common stock for services valued at 336,000 of which $26,000 was charged to lease hold improvements and the remaining $310,000 was charged as non-employee stock-based compensation.

The Company issued 1,980,000 shares of common stock and 5,200,000 shares of its Series A Preferred Stock to various officers and directors for compensation due under various employment agreements. The Company recorded a charge of approximately $12,606,000 (the approximate fair value of the issued capital stock on the date of issuance) and deferred compensation of  $129,000 which will be amortized over the period such services are rendered.

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY-Continued

March 31, 2006:

	Principal and Interest	Additional Number of Potential Common Shares if Converted/Exercised
Debentures	3,903,965	$26,026,434
Warrants to purchase common stock	N/A	23,566,646
Accrued consulting fees	$300,000	600,000
Total at March 31, 2006		50,193,080

Issuances after March 31, 2007:

Common Stock issued and issuable to consultants	845,000
Common Stock issued as compensation	2,360,000
Exercise of warrants	6,234,238
Conversion of convertible debentures into Common Stock	1,733,918
New Convertible Debt	1,372,212
Warrants issued with new convertible debt	1,372,212

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

Common Stock Issuances Subsequent to March 31, 2007

During the period April 1, 2007 through June 8, 2007 various holders of warrants exercised its warrants to purchase 6,234,238 shares of the Company’s common stock on a converted basis.

During the period April 1, 2007 through June 8, 2007 various holders of Debentures converted $224,060 plus accrued interest of $35,918 into 1,733,192 shares of common stock.

During the period April 1, 2007 through May 31, 2007, the Company issued 2,360,000 shares of common stock to various officers and directors for compensation due under various employment agreements.

During the period April 1, 2007 through May 31, 2007, the Company issued 845,000 shares of common stock to various consultants.

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, and, specifically the Management's Discussion and Analysis may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on June 14, 2007. The following discussion should be read in conjunction with our condensed consolidated financial statements provided in this quarterly report on Form 10-QSB.

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

Series A Preferred Stock

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). The Series A Preferred Stock provisions provide for a $.07 per share preferred dividend per annum and are granted super voting rights of 25 votes for each share of common stock voting at a meeting and contain liquidation preference rights. Additionally, the holders of the Series A Preferred Stock are entitled to appoint a director by vote of a majority of the Series A Preferred Stock holders. An aggregate of 6,400,000 shares of Series A Preferred Stock have been issued to certain officers and directors and a consultant in lieu of cash compensation under their respective employment or consulting agreements, resulting in control of the Company by Mr. Mark Daniels.

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

As of December 31, 2006, AeroGroup had a negative working capital deficiency in the amount of $4,621,385. Cash used by operating activities were $1,157,571 for the year ended December 31, 2006 compared to cash used by operating activities for the year ended December 31, 2005 of $967,573.

As of March 31, 2007, AeroGroup had negative working capital deficiency in the amount of $4,798,199. Cash used in operating activities was $452,971 for the three months ended March 31, 2007 as compared to $284,662 during the three month period ended March 31, 2006.

Net cash provided by financing activities for the quarter ended March 31, 2007 of $343,873 remained relatively even as compared to $342,215 for the three months ended March 31, 2006 primarily as a result of continued capital raising efforts of the Company.

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

Financing Activities Since March 31, 2007

During the period April 1, 2007 through June 8, 2007, the Company received loan proceeds of $343,053 from one unrelated party. The loans provide for interest at an annual rate of 12% and are due within three years of issuance. The loans are convertible into common stock at a conversion rate of $0.25 per share and provide for warrants to purchase 1,372,212 shares of common stock at an exercise price $0.25 per share.

We anticipate that if we are able to raise sufficient capital that we will be able to complete our programs and import our MiG 29 aircraft by fourth quarter of 2007. If we are not able to do so, we will not be able to perform under the F-16 Training Contract or to bid under newer contracts.

Immediate Need for Additional Capital and Cost of Equipment

We will be required to make significant additional expenditures to acquire F-16, F-15, SU-27 or additional MiG 29 fighter jet aircraft in order to perform our contracts. Alternatively, we may lease these aircraft if sufficient financing alternatives are not available. Additionally, we will be required to allocate capital towards completion of our parts, maintenance and safety programs. We do not have any commitments for capital. Our near term anticipated costs is listed below.

Cost of Importing our Existing Aircraft

Our MiG 29 aircraft are located in the Ukraine and must be disassembled for delivery to the United States, where they will be reassembled and modified to an airworthy condition suitable for use in our business. We intend to use these aircraft in connection with our air-to-air training of pilots who fly NATO aircraft, such as the F-16.

We estimate that it will cost $200,000 to import our MiG 29 aircraft that are in the Ukraine and $420,000 to modify these aircraft for use in military training. Presuming that we are able to finance this shipment promptly, we anticipate that these two aircraft will become fully operational in the United States no sooner then September of 2007. We estimate that it will take no less than 50 days from the closing of a financing, if any, to ship such aircraft to the United States.

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

We do not have adequate capital to purchase or lease these aircraft at this time or any financing commitments for the foregoing. If traditional acquisition financing cannot be found we will seek alternatives including a possible sale of debt or equity securities.

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

Off Balance Sheet Arrangements

As of June 1, 2007, we do not have any off balance sheet arrangements, as defined in Section 303(c) of Regulation S-B, other then as specifically disclosed in this report. Off balance sheet arrangements include, without limitation, contractual arrangements with any entity whose financial information is not consolidated with our own, under which we have:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Notes and Exercise of Warrants

During the period January 1, 2007 through June 8, 2007 the issuances of unregistered securities were made as a result of various warrant exercises and note conversions. In all, during this period, various holders of warrants exercised warrants to purchase 6,234,238 shares of the Company’s Common Stock. These warrants were exercisable at $.15 per share and were exercised through cashless exercise method. In addition, during this period, various holders of the convertible debentures converted $274,060 of debentures plus accrued interest of $58,521 at conversion price of $.15 per share, resulting in the issuance of 2,236,586 shares of Common Stock.

Issuance of Convertible Debt

During the period January 1, 2007 through June 8, 2007, the Company received loan proceeds of approximately $687,000 from four unrelated parties. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into TADS Common Stock at a conversion rate of $.25 to $1.00 per share and provide for warrants to purchase shares of TADS Common Stock at an exercise price of $.25 to $1.00 per share.

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
June 21, 2007
	By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)