Form 10QSB
period 2007-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2007-08-15
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

The number of shares of the issuer's outstanding common stock on August 9, 2007 was 38,482,084.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$1,474

Property and Equipment, net	7,154,985
TOTAL ASSETS	7,156,459

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	7,762
Accrued liabilities including related party of $40,000	1,206,546
Convertible Debentures including accrued interest net of debt discount of $2,224,812	4,414,710
Total Current Liabilities	5,629,018

Convertible Notes Payable net of discount of $2,377,357 includes related party of $1,330,729	1,483,899
TOTAL LIABILITIES	7,112,917

COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	6,400
Common stock-$.001 par value; 300,000,000 shares authorized; - 32,688,198 shares issued and outstanding	32,688
Additional paid-in-capital	22,680,798
Deficit accumulated during the development stage	(22,676,344)
TOTAL STOCKHOLDERS' EQUITY	43,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,156,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From January 1, 2006 (Commencement as a Development Stage Company) To June 30,
	2007	2006	2007	2006	2007
REVENUES	$-	$-	$-	$-	$-

Operating costs	60,540	55,853	169,262	127,195	506,608
General and administrative, including compensatory element of stock issuance of $2,339,397, $-, $18,867,439, $144,773 for the three and six months ended June 30, 2007 and 2006, respectively, and $18,999,015 for the period January 1, 2006 to June 30, 2007	2,944,959	485,367	19,799,050	672,280	21,457,678

TOTAL COSTS	3,005,499	541,220	19,968,312	799,475	21,964,286

OPERATING LOSS	(3,005,499)	(541,220)	(19,968,312)	(799,475)	(21,964,286)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities	-	(5,160,336)	-	(6,963,004)	(27,599,597)
Forgiveness of liquidated damages	-	-	-	-	1,074,188
Interest expense	(1,252,797)	(432,641)	(2,444,525)	(813,054)	(3,911,115)
Other	-	19	-	(2,387)	(2,386)

TOTAL EXPENSES	(1,252,797)	(5,592,958)	(2,444,525)	(7,778,445)	(30,438,910)

NET LOSS	$(4,258,296)	$(6,134,178)	$(22,412,837)	$(8,577,920)	$(52,403,196)
Preferred stock dividend	(111,693)	-	(119,134)	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(4,369,989)	$(6,134,178)	$(22,531,971)	$(8,577,920)

Loss per common share - basic and diluted	$(0.15)	$(0.41)	$(0.96)	$(0.58)

Weighted average number of shares outstanding - basic and diluted	29,600,840	15,132,473	23,427,182	14,910,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2007

	Common Stock		Series A Preferred Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE - January 1, 2007	18,915,655	$18,916	-	$-	$2,563,950	$(144,373)	$2,438,493
Stock-based compensation issued to employees-$0.72 - $1.05 per share	4,265,000	4,265	6,400,000	6,400	16,711,135	-	16,721,800
Stock - based compensation issued to consultants- $.072- $2.40 per share	1,820,000	1,820	-	-	1,820,622	-	1,822,442
Stock issued for services-$1.05 per share	320,000	320	-	-	335,680	-	336,000
Issuance of common stock upon conversion of debentures	503,394	503	-	-	72,100	-	72,603
Issuance of common stock under private placement	629,911	630	-	-	345,821	-	346,451
Exercise of warrants for common stock	6,234,238	6,234	-	-	(6,234)	-	-
Fair value of warrants issued with convertible debt	-	-	-	-	630,909	-	630,909
Beneficial conversion feature under convertible debt	-	-	-	-	206,815	-	206,815
Dividend to preferred Stockholders	-	-	-	-		(119,134)	(119,134)
Net loss	-	-	-	-	-	(22,412,837)	(22,412,837)
Balance -June 30, 2007 (Unaudited)	32,688,198	$32,688	6,400,000	$6,400	$22,680,798	$(22,676,344)	$43,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended June 30,			For the Period From January 1, 2006 (Commencement as a Development Stage Company) to June 30,
	2007	2006		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(22,412,837)	$(8,577,920)	$	(52,403,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liabilities	-	6,963,004		27,599,597
(Forgiveness) provision of liquidated damages	-	-		(1,074,188)
Stock-based compensation	18,867,439	390,000		19,012,212
Excess of initial derivative liability over debt Discount	-	100,815		-
Debt discount amortization	1,992,450	245,120		2,631,238
Changes in operating assets and liabilities:
Accounts payable	-	-		7,762
Accrued liabilities	606,640	440,442		2,123,416
Net Cash Used in Operating Activities	(946,308)	(438,539)		(2,103,159)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(26,000)	(189,385)		(326,985)
Cash received from the reverse acquisition	-	-		150,744
Net Cash Used in Investing Activities	(26,000)	(189,385)		(176,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related parties, net	-	-		(67,484)
Proceeds from convertible debentures	837,724	643,515		2,348,358
Net Cash Provided by Financing Activities	837,724	643,515		2,280,874

Increase (Decrease) in cash	(134,584)	15,591		1,474

Cash - Beginning of period	136,058	719		-

Cash - End of period	$1,474	$16,310		$1,474

Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Transactions:
Stock issued to settle accrued compensation	$-	$-		$390,000
Liabilities not assumed in reverse acquisition	$-	$-		$4,505,560
Reclassification of derivative liability	$-	$-		$29,930,094
Conversion of debt plus accrued interest to equity	$72,643	$-		$72,643
Common stock issued for leasehold improvements	$26,000	$-		$26,000
Acquisition of assets for issuance of debt	$-	$3,156,210		$6,740,000
Beneficial conversion feature under convertible debt	$206,815	$-		$4,259,940
Fair value of warrants issued with convertible debt	$630,909	$-		$1,307,438
Distribution to stockholder	$-	$-		$311,525

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

On December 15, 2006 (the “Closing Date”), TADS and three of its wholly-owned subsidiaries, Resource Financial Aviation Holdings Inc., OneSource Aviation Acquisition Inc. and Genesis Aviation Acquisition Inc., each a Nevada corporation (the “TADS Subsidiaries” and, collectively with TADS,”) acquired substantially all of the assets of AeroGroup Incorporated (“Aero or AeroGroup”), a Utah corporation, and its three whollyowned subsidiaries, OneSource Acquisition, Inc., Genesis Acquisition, Inc. and Resource Financial Holding Acquisition, Inc., each a Delaware corporation (the “AeroGroup Subsidiaries” and, collectively with AeroGroup Incorporated, “AeroGroup”), pursuant to an Asset Purchase Agreement dated July 14, 2006, as amended (the “Asset Purchase Agreement”) and in consideration of the acquisition issued stock and assumed certain indebtedness and other obligations under various warrants, a real property sublease, government and non-government aviation contracts and certain other contracts of AeroGroup (the “AeroGroup Acquisition”). As a result of the asset purchase, the Company intends to be a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services.

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

NOTE 1 - COMPANY AND BASIS OF PRESENTATION -Continued

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - COMPANY AND BASIS OF PRESENTATION - Continued

Basis of Presentation

The results for the six months of 2007 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at June 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-KSB for the year ended December 31, 2006.

Going Concern and Management's Plan

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of June 30, 2007 of $5,627,544.

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

As of June 30, 2007 and 2006, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the three and six months ended June 30, 2007 and 2006.

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
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

As of June 30, 2007, the Company had no derivative financial instruments.

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
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest Expense, net" in the condensed consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses". No interest or penalties were required to be recorded during the period ended June 30, 2007.

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

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. As of January 1, 2007 and June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2007 and 2006 because their inclusion would have had been anti-dilutive.

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
(Unaudited)

NOTE 3- ASSETS PURCHASED BY AERO - Continued

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

Debentures and Debenture Warrants as of June 30, 2007 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
First six months of 2007 - Issued	837,724	2,988,485
First six months of 2007 - Converted	(50,000)	(7,187,301)
Total principal at June 30, 2007	5,503,619	19,769,499
Accrued interest	1,135,903
Unamortized debt discount	(2,224,812)
Net Carrying Value at June 30, 2007	$4,414,710

Included in principal at June 30, 2007 is $366,602 due to the Company's majority stockholder which was converted in 2005 from shareholder loans to Convertible Debentures.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES - Continued

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

Second Quarter of 2007

Between April 1, 2007 and June 30, 2007, the Company received proceeds of loans totaling $493,851. The Debentures are convertible into TADS common stock at a conversion price of $.25 per share and provide for warrants to purchase 1,974,486 shares of TADS common stock at an exercise price of $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices of $.25 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

The gross proceeds of the $493,851 were allocated 24.2% or $120,731 to the Debentures and 75.8% or $373,120 to the Warrants. The effective conversion price of the Debentures was below the market price of TADS common stock at the date the various notes were issued, which resulted in a beneficial conversion feature of $120,731. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering.

As of June 30, 2007, all of the principal and accrued interest related to the Debentures has been classified as a current liability as they are either in default or due within one year.

Registration Rights

In connection with the issuance of the Debentures, the Company is required to file a Registration Statement to register the shares of common stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to the pay the holders of the Debentures certain liquidated damages in the event the shares are not registered within sixty days of the date of issuance. The Company has not filed the Registration Statement and therefore must pay the holders of the Debentures liquidated damages in the aggregate amount equal to two percent (2%) for each (thirty) days (or part thereof) per month until such Registration Statement is filed and declared effective. In June of 2007 Debenture holders agreed to postpone the registration requirement through August 31, 2007. The Company is in the process of obtaining another waiver from debenture holders.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - INCOME TAXES

There is no provision for income taxes for the three and six months ended June 30, 2007 and 2006. The Company has minimal net operating loss carry forwards for income tax purposes at June 30, 2007. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

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
(Unaudited)
NOTE 6 - STOCKHOLDERS' EQUITY - Continued

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

Stock Issuances

In the first quarter of 2007, a holder of Debentures converted $50,000 plus accrued interest of $22,603 into 503,394 shares of common stock in accordance with the Debentures agreement.

During the six month period ended June 30, 2006, the Company issued 1,820,000 shares of common stock to various consultants and recorded a charge of $1,822,442 representing the fair value of the issued capital stock on the date of issuance.

In the first quarter of 2007, the Company issued 320,000 of shares of common stock for services valued at $336,000 of which $26,000 was charged to lease hold improvements and the remaining $310,000 was charged as non-employee stock-based compensation.

During the six month period ended June 30, 2007, the Company issued 4,265,000 shares of common stock and 6,400,000 shares of its Series A Preferred Stock to various officers and directors for compensation due under various employment agreements. The Company recorded a charge of approximately $16,721,800.

During the six month period ended June 30, 2006, 7,187,301 of warrants were exercised to purchase 6,234,238 shares of common stock under the terms of cash-less exercise provision.

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY - Continued

Warrants

At June 30, 2007 the Company has outstanding warrants to purchase common stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued - 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued - 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - First quarter of 2007	1,013,999	$0.34
Issued - Second quarter of 2007	1,974,486	$0.25
Exercised - Second quarter of 2007	(7,187,301)	$(0.15)
Balance at June 30, 2007	19,769,499	$0.23
Potential Proceeds Assuming all Exercised at June 30, 2007	$4,450,880

Earnings per Share

Securities that could potentially dilute basic earnings per share (" EPS ") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following at June 30, 2007 and 2006:

June 30, 2007:

	Principal and Interest	Additional Number of Potential Common Shares if Converted/Exercised
Debentures	$6,639,522	33,849,770
Convertible notes	$4,217,481	8,434,961
Warrants to purchase common stock	N/A	19,769,499
Preferred stock convertible into common stock	N/A	12,800,000
Accrued consulting fees	$300,000	600,000
Total at June 30, 2007		75,454,230

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY - Continued

June 30, 2006:

	Principal and Interest		Additional Number of Potential Common Shares if Converted/Exercised
Debentures	$
		4,148,184	27,596,855
Warrants to purchase common stock		N/A	23,566,646
Accrued consulting fees	$
		300,000	600,000
Total at June 30, 2006			51,763,501

Issuances after June 30, 2007:

New convertible debt	310,195
Warrants issued with new convertible debt	310,195
Common Stock issued to a consultant	2,800,000
Common Stock issued to settle accrued interest	500,000
Conversion of convertible debentures	1,733,193
Exercise of warrants	760,693

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

The Company has been late with two filings during the last six months. If the Company is late in its future filings over the next two years, TADS common stock may be ineligible to remain quoted on the OTCBB and will become listed on the pink sheets.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

Resignation of Executive Officer and Director

On August 3, 2007 Mr. Mark Daniels, a director and executive officer of the Company and Mr. Victor Miller, a director and officer of the Company each resigned from all positions with the Company to pursue other ventures. Mr. Mark Daniels will continue to assist the Company as an independent consultant at terms to be negotiated after termination.

Appointment of New Directors and Principal Accounting Officer

Additionally, as of August 3, 2007, Mr. Donald Goldstein was appointed as a director of the Company, joining Fred Daniels on the Board of Directors (the “Board”). Additionally, Mr. Farley, our Vice President at the time of resignation of the above individuals, was also appointed as Principal Accounting Officer.

Debt Issuances Subsequent to June 30, 2007

During the period July 1, 2007 through August 8, 2007, the Company received loan proceeds of $77,549 from one unrelated party. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into common stock at a conversion rate of $0.25 per share and provide for warrants to purchase 310,195 shares of common stock at an exercise price $0.25 per share.

Common Stock Issuances Subsequent to June 30, 2007

During the period July 1, 2007 through August 8, 2007, various holders of warrants exercised its warrants to purchase 760,693 shares of the Company’s stock.

During the period July 1, 2007 through August 8, 2007, various holders of debentures converted $224,060 plus accrued interest of $35,918 into 1,733,193 shares of common stock.

During the period July 1, 2007 through August 8, 2007, the Company issued 2,800,000 shares of common stock to a consultant.

During the period July 1, 2007 through August 8, 2007, the Company issued 500,000 shares of common stock to settle accrued interest under a note payable.

Recent Share Pledges

The company has been exploring various secured and unsecured indebtedness and equity financing opportunities as well as joint ventures.

During the six months ended June 30, 2007, the Company has conditionally placed into escrow 45,000,000 shares in the name of International Tactical Training Center, Inc., an entity affiliated with Mr. Daniels, our former executive officer and director , in contemplation of a proposed joint venture, 30,000,000 of which shares were deposited for purposes of negotiating and collateralizing a possible secured financing transaction.  As the company has not received any proceeds from financing or a financing commitment yet from any prospective investors, or otherwise entered into definitive transaction documents that require such a pledge, the Company intends on rescinding this issuance.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

In addition, we have issued 10,000,000 shares into escrow with Pegasus Defense Corporation in anticipation of, among other things, an acquisition of a partial ownership interest in Pegasus Defense Corporation, and to facilitate a possible financing transaction and joint venture with them which was also conditioned on consummation of a financing.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

All of the foregoing issuances will be approved by the board only upon consummation of a financing transaction and joint venture and fulfillment of all conditions required by the board.

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

As a result of this transaction there was a change of control of TADS effective as of December 15, 2006 and, we are deemed to be the legal surviving acquirer in the AeroGroup Acquisition and therefore, the assets and liabilities and historical operations of AeroGroup prior to the Closing Date of the acquisition is reflected in our financial statements and will be recorded at the historical cost basis of AeroGroup.

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

Change in Board of Directors and Officer On August 9, 2007

Effective August 3, 2007, Mr. Mark Daniels, our former director and Mr. Victor Miller, a director, resigned from all positions with the Company for personal reasons. Mr. Donald Goldstein was appointed as a director of the Company, joining Mr. Fred Daniels and Mr. John Farley was appointed as Vice President and Principal Accounting Officer. Additional information about Mr. Goldstein and these resignations have been filed as part of a Current Report on Form 8-K dated August 3, 2007, as amended. Our two resigning directors, Mark Daniels and Victor Miller were provided with copies of our Current Report on Form 8-K and did not disagree with the any of the statements therein.

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

Private Placements

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

Additionally, between January 1, 2007 and June 30, 2007 we borrowed $837,724 represented by 12% debentures due three years from issuance which are convertible into our common stock at prices ranging between $.25 per share and $1.00 per share and issued warrants to purchase 2,988,485 shares of our common stock at prices between $.25 and $1.00 per share. (see “Financing Activities Since March 31, 2007” below and “Notes to Condensed Financial Statements”).

Thereafter and July 1, 2007 and August 8, 2007 we issued $77,549 of 12% convertible notes and 310,195 warrants in exchange for loan proceeds of an additional $77,549 from a single investor. The loans accrue interest at 12% per annum and become due three years from issuance and the warrants are exercisable at $.25 per share and the notes and warrants are identical in all material respects to the notes and warrants issued earlier in the year (see also “Unregistered Sales of Equity Securities- Issuance of Convertible Debt.”

Finally, between January and August 2007, there have been many note conversions and warrant exercises resulting in the issuance of restricted stock. See “Unregistered Sales of Equity Securities”, below.

Recent Share Pledges

        The company has been exploring various secured and unsecured indebtedness and equity financing opportunities as well as joint ventures.

        During the six months ended June 30, 2007, the Company has conditionally placed into escrow 45,000,000 shares in the name of International Tactical Training Center, Inc., an entity affiliated with Mr. Daniels, our former executive officer and director , in contemplation of a proposed joint venture, 30,000,000 of which shares were deposited for purposes of negotiating and collateralizing a possible secured financing transaction.  As the company has not received any proceeds from financing or financing commitment yet from any prospective investors, or otherwise entered into definitive transaction documents that require such a pledge, the Company intends on rescinding this issuance.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

        In addition, we have issued 10,000,000 shares into escrow with Pegasus Defense Corporation in anticipation of an acquisition of a partial ownership interest in Pegasus Defense Corporation, and to facilitate a possible financing transaction and joint venture with them which was also conditioned on consummation of a financing.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

        All of the foregoing issuances will be approved by the board only upon consummation of a financing transaction and joint venture and fulfillment of all conditions required by the board.

Results of Operations and Plan of Operation

For the three and six months ended June 30, 2007, our operating costs were $60,540 and $169,292 as compared with $55,853 and $127,195 for the same periods in 2006. The increase in costs related primarily to increased employment staff and costs relating to development of our maintenance and other programs.

Interest expenses for the six months ended June 30,2007 was $2,444,525 as compared to $813,054 for the same period in 2006, which increase was caused by our increase in outstanding debt used to fund our operations.

Liquidity and Capital Resources

Our business involves the ownership, operation and maintenance of jet aircraft, which typically require significant amounts of capital. Some of our anticipated one time and ongoing expenses are discussed below.

Our predecessor, AeroGroup, has had no revenues during 2006. We had no revenues during the first six months of 2007. We anticipate that our current cash on hand of $7,560 as of July 1, 2007 is sufficient to satisfy our cash requirements only through the end of August of 2007. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months in order to complete our business plan.

We have funded our operations and met our capital expenditures requirements primarily from the issuance of convertible debt securities and warrants.

As of December 31, 2006, AeroGroup (our predecessor in interest) had a negative working capital deficiency in the amount of $4,621,385. Cash used by operating activities were $1,157,571 for the year ended December 31, 2006 compared to cash used by operating activities for the year ended December 31, 2005 of $967,573.

As of June 30, 2007, we had negative working capital deficiency in the amount of $5,627,545 with cash used in operating activities of $946,308 for the six months ended June 30, 2007 as compared to $438,539 during the six month period ended June 30, 2006.

Net cash provided by financing activities for the six months ended June 30, 2007 was $837,724 compared to $643,515 for the six months ended June 30, 2006 primarily as a result of continued capital raising efforts of the Company.

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

Financing Activities Since March 31, 2007

During the period April 1, 2007 through June 30, 2007, the Company received loan proceeds of $493,851 from two unrelated parties. The loans provide for interest at an annual rate of 12% and are due within three years of issuance. The loans are convertible into common stock at a conversion rate of $0.25 per share and were issued in conjunction with warrants to purchase 1,974,486 shares of common stock at an exercise price $0.25 per share.

In connection with the issuance of the Debentures, the Company is required to file a Registration Statement to register the shares of common stock issuable upon the conversion of the Debentures and the exercise of the warrants. The Company will be obligated to the pay the holders of the Debentures certain liquidated damages in the event the shares are not registered within sixty days of the date of issuance. The Company has not filed the Registration Statement and therefore must pay the holders of the Debentures liquidated damages in the aggregate amount equal to two percent (2%) for each (thirty) days (or part thereof) per month until such Registration Statement is filed and declared effective. In June of 2007 Debenture holders agreed to postpone the registration requirement through August 31, 2007.

We anticipate that if we are able to raise sufficient capital that we will be able to complete our programs and import our MiG 29 aircraft by fourth quarter of 2007. If we are not able to do so, we will not be able to perform under the F-16 Training Contract or to bid under newer contracts.

Immediate Need for Additional Capital

We will be required to make significant additional expenditures to acquire F-16, F-15, SU-27 or additional MiG 29 fighter jet aircraft in order to perform our contracts. Alternatively, we may lease these aircraft if sufficient financing alternatives are not available. Additionally, we will be required to allocated capital towards completion of our parts, maintenance and safety programs. We do not have any commitments for capital. Our near term anticipated costs are listed below.

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

Off Balance Sheet Arrangements

As of July 1, 2007, we do not have any off balance sheet arrangements, as defined in Section 303(c) of Regulation S-B, other then as specifically disclosed in this report. Off balance sheet arrangements include, without limitation, contractual arrangements with any entity whose financial information is not consolidated with our own, under which we have:

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of August 9, 2007, we do not have a full time internal chief financial officer or accounting compliance staff. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Principal Executive Officer and Principal Financial Officer believe that, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our auditors, Marcum & Kliegman, LLP in performing their audit for the years ended December 31, 2006 and 2005, discovered conditions which they deemed to be a material weakness in the Company’s internal control related to financial reporting. Specifically, they noted a lack in timeliness in financial statement reporting as well as deficiencies related to disclosures in the notes to financial statements (2006 and 2005) and adjusting journal entries in accounting for derivative instruments (2005). Our Principal Executive Officer and Principal Financial Officer believe that the lack of a full time chief financial officer has been instrumental in leading to delays in the company’s filings and in the prompt gathering and analysis of financial information. Management believes that hiring a full time chief financial officer is crucial to maintaining the integrity of its financial information and reports and intends to do so as funds permit.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Notes and Exercise of Warrants

During the period January 1, 2007 through June 30, 2007 the issuances of unregistered securities were made as a result of various warrant exercises and note conversions. In all, during this period, various holders of warrants exercised 7,187,301 warrants at $.15 per share by cashless exercise, resulting in the net issuance of  6,234,238 shares of the Company’s Common Stock. In addition, during this period, various holders of the convertible debentures converted $72,603 of debentures (of which $50,000 was principal with the remaining $22,603 of interest) at conversion price of $.15 per share, resulting in the issuance of 503,394 shares of Common Stock.

Between July 1, 2007 through August 8, 2007 the issuances of unregistered securities were made as a result of various warrant exercises and note conversions. In all, during this period, various holders of warrants exercised 895,000 warrants at $.15 per share by cashless exercise, resulting in the net issuance of  760,693 shares of the Company’s Common Stock. In addition, during this period, various holders of the convertible debentures converted $259,978 of debentures (of which $224,060 was principal with the remaining $35,918 of accrued interest) at conversion price of $.15 per share, resulting in the issuance of 1,733,193 shares of Common Stock.

Issuance of Convertible Debt

Between January 1, 2007 and March 31, 2007, the Company received proceeds of loans totaling $343,873. The loans are reflected by promissory notes convertible into TADS common stock at conversion prices ranging from $.25 to $1.00 per share and provide for warrants to purchase 1,013,999 shares of TADS common stock at exercise prices ranging from $.25 to $1.00. The loans bear interest of 12% and are due three years from the date of issuance. The warrants issued in conjunction with these loans are exercisable at per share exercise prices of $.25 to $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

Between April 1, 2007 and June 30, 2007, the Company received proceeds of loans totaling $493,851. The loans are convertible into TADS common stock at a conversion price of $.25 per share and provide for warrants to purchase 1,974,486 shares of TADS common stock at an exercise price of $.25. The notes bear interest of 12% and are due three years from the date of issuance. The warrants are exercisable at a per share exercise prices of $.25 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

Between July 1, 2007 and August 8, 2007 we issued $77,549 of 12% convertible notes and 310,195 warrants in exchange for loan proceeds of an additional $77,549 from a single investor. The loans accrue interest at 12% per annum and become due three years from issuance and the warrants are exercisable at $.25 per share and the notes and warrants are identical in all material respects to the notes and warrants issued earlier in the year as disclosed above.

Issuance of Common Stock to ZA Consulting

The Company issued an aggregate of 250,000 restricted shares of Common Stock to ZA Consulting Group in the first quarter of 2007, as compensation for investor relations services and related consulting services. No registration rights were issued in connection with these shares.

Issuance of Shares of Common Stock for Services

Between March and May of 2007, the Company issued an aggregate of 2,140,000 shares in satisfaction of invoices to various services providers. These shares are restricted and no registration rights were granted in connection with these issuances.

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

Issuance of Preferred Securities

During the period January 1, 2007 through June 30, 2007, the Company issued 4,265,000 shares of Common Stock and 6,400,000 shares of its Series A Preferred Stock to various officers and directors for compensation due under various employment agreements. (See “Series A Preferred Stock Issuances” above).

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

TACTICAL AIR DEFENSE SERVICES, INC.
August 14, 2007
	By:	s/ John Farley
Name: John Farley
Title: Vice President and Principal Accounting Officer