Form 10QSB
period 2007-09-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2007-11-14
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number 333-79405

Tactical Air Defense Services, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Court, 7th Floor,
Dallas, Texas 75201
(Address of principal executive offices)

(214) 459-8272
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

The number of shares of the issuer's outstanding common stock on October 31, 2007 was 44,297,052.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current Assets:

Cash	$14,086
Other current assets	85,836

Total Current Assets	99,922

Property and Equipment, net	6,828,000
TOTAL ASSETS	6,927,922

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	7,762
Accrued liabilities	1,466,369
Convertible Debentures including accrued interest net of debt discount of $2,123,776	4,186,302
Total Current Liabilities	5,660,433

Convertible Notes Payable net of discount of $1,465,219	2,146,038
TOTAL LIABILITIES	7,806,471

COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	6,400
Common stock-$.001 par value; 300,000,000 shares authorized; - 43,606,986 shares issued and outstanding	43,607
Additional paid-in-capital	26,112,123
Unearned compensation	(239,583)
Deficit accumulated during the development stage	(26,801,096)
TOTAL STOCKHOLDERS' DEFICIENCY	(878,549)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,927,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From January 1, 2006 (Commencement as a Development Stage Company) To September 30,
	2007	2006	2007	2006	2007
REVENUES	$-	$-	$-	$-	$-

Operating costs	1,073	82,166	170,335	209,361	507,681
General and administrative, including compensatory element of stock issuance of $1,907,094, $-0-, $20,774,533, $144,773 for the three and nine months ended September 30, 2007 and 2006, respectively, and $20,919,306 for the period January 1, 2006 to September 30, 2007	2,201,783	313,416	22,000,833	985,696	23,659,461

TOTAL COSTS	2,202,856	395,582	22,171,168	1,195,057	24,167,142

OPERATING LOSS	(2,202,856)	(395,582)	(22,171,168)	(1,195,057)	(24,167,142)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities	-	(9,951,824)	-	(16,914,828)	(27,599,597)
Write-down of fixed assets	(326,985)		(326,985)		(326,985)
Forgiveness of liquidated damages	-	1,074,188	-	1,074,188	1,074,188
Interest expense	(1,483,218)	(110,756)	(3,927,743)	(923,810)	(5,394,333)
Other	-	1	-	(2,386)	(2,386)

TOTAL EXPENSES	(1,810,203)	(8,988,391)	(4,254,728)	(16,766,836)	(32,249,113)

NET LOSS	$(4,013,059)	$(9,383,973)	$(26,425,896)	$(17,961,893)	$(56,416,255)
Preferred stock dividend	(111,693)	-	(230,827)	-	$(230,827)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(4,124,752)	$(9,383,973)	$(26,656,723)	$(17,961,893)

Loss per common share - basic and diluted	$(0.11)	$(0.63)	$(1.06)	$(1.21)
Weighted average number of shares outstanding-basic and diluted	36,045,321	14,989,000	25,256,199	14,860,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Nine Months Ended September 30, 2007

							Deficit
							Accumulated
							During
	Common Stock		Preferred Stock		Additional	Unearned	Development
	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Stage	Equity

BALANCE - January 1, 2007	18,915,655	$18,916	-	$-	$2,563,950	$-	$(144,373)	$2,438,493
Stock-based compensation issued to employees-$0.48- $1.05 per share	7,490,000	7,490	6,400,000	6,400	18,315,910	-	-	18,329,800
Stock - based compensation issued to consultants- $.48- $2.40 per share	2,894,734	2,895	-	-	2,345,421	(250,000)	-	2,098,316
Stock issued for services-$1.05 per share	320,000	320	-	-	335,680	-	-	336,000
Issuance of common stock upon conversion of debentures	5,265,759	5,266	-	-	781,693	-	-	786,959
Issuance of common stock under private placement-$.30-$.55	1,012,574	1,012	-	-	460,219	-	-	461,231
Cashless exercise of warrants for common stock	7,208,264	7,208	-	-	(7,208)	-	-	-
Amortization of unearned compensation	-	-	-	-	-	10,417		10,417

Conversion of note payable	500,000	500			249,500			250,000
Fair value of warrants issued with convertible debt	-	-	-	-	791,749	-	-	791,749
Beneficial conversion feature under convertible debt	-	-	-	-	275,209	-	-	275,209
Dividend to preferred stockholders	-	-	-	-	-	-	(230,827)	(230,827)

Net loss	-	-	-	-	-	-	(26,425,896)	(26,425,896)
Balance -September 30, 2007 (Unaudited)	43,606,986	$43,607	6,400,000	$6,400	$26,112,123	$(239,583)	$(26,801,096)	$(878,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		For the Period From January 1, 2006 (Commencement as a Development Stage Company) to September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(26,425,896)	$(17,961,893)	$ (56,416,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liabilities	-	16,914,828	27,599,597
(Forgiveness) provision of liquidated damages	-	(1,074,188)	(1,074,188)
Write-down of fixed assets	326,985	-	326,985
Stock-based compensation	20,774,533	144,773	20,919,306
Excess of initial derivative liability over debt Discount	-	587,603	-
Debt discount amortization	3,234,859	392,916	3,873,647
Changes in operating assets and liabilities:
Other assets	(85,836)		(85,836)
Accounts payable	-	(52,762)	7,762
Accrued liabilities	871,644	220,689	2,388,420
Net Cash Used in Operating Activities	(1,303,711)	(828,034)	(2,460,562)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	-	(261,485)	(300,985)
Cash received from the reverse acquisition	-	-	150,744
Net Cash Used in Investing Activities	-	(261,485)	(150,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	114,781		114,781
Due to related parties, net	-	(65,000)	(67,484)
Proceeds from convertible debentures	1,066,958	1,155,263	2,577,592
Net Cash Provided by Financing Activities	1,181,739	1,090,263	2,624,889

Increase (Decrease) in cash	(121,972)	744	14,086

Cash - Beginning of period	136,058	720	-

Cash - End of period	$14,086	$1,464	$14,086

Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Transactions:
Stock issued to settle accrued compensation	$-	$-	$390,000
Dividend to preferred stockholders	$230,827		$230,827
Liabilities not assumed in reverse acquisition	$-	$-	$4,505,560
Reclassification of derivative liability	$-	$-	$29,930,094
Conversion of debt plus accrued interest to equity	$1,036,959	$-	$1,036,959
Common stock issued for leasehold improvements	$26,000	$-	$26,000
Acquisition of assets for issuance of debt	$-	$3,156,210	$6,740,000
Beneficial conversion feature under convertible debt	$275,209	$-	$4,328,324
Fair value of warrants issued with convertible debt	$791,749	$-	$1,468,278
Distribution to stockholder	$-	$-	$311,525

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

On December 15, 2006 (the “Closing Date”), TADS and three of its wholly-owned subsidiaries, Resource Financial Aviation Holdings Inc., OneSource Aviation Acquisition Inc. and Genesis Aviation Acquisition Inc., each a Nevada corporation (the “TADS Subsidiaries” and, collectively with TADS,”) acquired substantially all of the assets of AeroGroup Incorporated (“Aero or AeroGroup”), a Utah corporation, and its three wholly owned subsidiaries, OneSource Acquisition, Inc., Genesis Acquisition, Inc. and Resource Financial Holding Acquisition, Inc., each a Delaware corporation (the “AeroGroup Subsidiaries” and, collectively with AeroGroup Incorporated, “AeroGroup”), pursuant to an Asset Purchase Agreement dated July 14, 2006, as amended (the “Asset Purchase Agreement”) and in consideration of the acquisition issued stock and assumed certain indebtedness and other obligations under various warrants, a real property sublease, government and non-government aviation contracts and certain other contracts of AeroGroup (the “AeroGroup Acquisition”). As a result of the asset purchase, the Company intends to be a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services.

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

•
Assumption by TADS of Aero’s obligations under its convertible debentures totaling approximately $5.6 million, inclusive of accrued interest, all convertible into shares of TADS common stock at prices ranging $0.15 to $1.00 per share.

•
Assumption by TADS of Aero’s obligation under a convertible note issued in connection with a settlement agreement in the principal amount of $250,000, with an interest rate of 12%, payable in 36 equal monthly installments of principal, plus interest. The note has a maturity date of April 13, 2011. The note is convertible into shares of common stock at a rate of $.50 per share.

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
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - COMPANY AND BASIS OF PRESENTATION - Continued

Basis of Presentation

The results in the accompanying unaudited condensed consolidated financial statements are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at September 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-KSB for the year ended December 31, 2006.

Going Concern and Management's Plan

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying condensed consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of September 30, 2007 of $5,560,511.

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

During the third quarter of 2007, the Company was no longer using the facilities at the Grayson County Airport. As a result, the Company has written down the value of those improvements to $-0-. The Company recorded a charge of $326,985 which is included as a write-down of fixed asset in the accompanying condensed consolidated statement of operations.

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

As of September 30, 2007, the Company had no derivative financial instruments.

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

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest Expense, net" in the condensed consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses". No interest or penalties were required to be recorded during the period ended September 30, 2007.

The Company files income tax returns in the United States of America (federal) and in various state and local jurisdictions. The Company is delinquent in its filings of its 2004, 2005, and 2006 tax returns. The Company is subject to federal, state and local income tax examinations by tax authorities for years after December 31, 2003.

TACTICAL AIR DEFENSE SYSTEMS, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. As of January 1, 2007 and September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

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

Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2007 and 2006 because their inclusion would have had been anti-dilutive.

NOTE 3 - ASSETS PURCHASED BY AERO

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - ASSETS PURCHASED BY AERO - Continued

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

Debentures and Debenture Warrants as of September 30, 2007 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
First nine months of 2007 - Issued	1,066,958	4,042,105
First nine months of 2007 – Converted/Exercised	(614,060)	(8,364,089)
Total principal at September 30, 2007	5,168,793	19,646,331
Accrued interest	1,141,285
Unamortized debt discount	(2,123,776)
Net Carrying Value at September 30, 2007	$4,186,302

Included in principal at September 30, 2007 is $366,602 due to the Company's majority stockholder which was converted in 2005 from shareholder loans to Convertible Debentures.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES - Continued

First Quarter of 2007

Between January 1, 2007 and March 31, 2007, the Company received proceeds from loans totaling $343,873. The Debentures are convertible into TADS common stock at conversion prices ranging from $.25 to $1.00 per share and provide for warrants to purchase 1,013,999 shares of TADS common stock at exercise prices ranging from $.25 to $1.00. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at per share exercise prices of $.25 to $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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

Second Quarter of 2007

Between April 1, 2007 and June 30, 2007, the Company received proceeds from loans totaling $493,851. The Debentures are convertible into TADS common stock at a conversion price of $.25 per share and provide for warrants to purchase 1,974,486 shares of TADS common stock at an exercise price of $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices of $.25 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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

Third Quarter of 2007

Between July 1, 2007 and September 30, 2007, the Company received proceeds from loans totaling $229,234. The Debentures are convertible into TADS common stock at a conversion price range of $.20 to $.25 per share and provide for warrants to purchase 1,053,620 shares of TADS common stock at an exercise price in the range of $.20 to $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices at a range of $.20 to $.25 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

The gross proceeds of the $229,234 were allocated 30.0% or $68,394 to the Debentures and 70.0% or $160,840 to the Warrants. The effective conversion price of the Debentures was below the market price of TADS common stock at the date the various notes were issued, which resulted in a beneficial conversion feature of $160,840. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - CONVERTIBLE DEBENTURES - Continued

As of September 30, 2007, all of the principal and accrued interest related to the Debentures has been classified as a current liability as they due within one year.

Registration Rights

In connection with the issuance of the Debentures, the Company is required to file a Registration Statement to register the shares of common stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to pay the holders of the Debentures certain liquidated damages in the event the shares are not registered within sixty days of the date of issuance. The Company has not filed the Registration Statement and therefore must pay the holders of the Debentures liquidated damages in the aggregate amount equal to two percent (2%) for each (thirty) days (or part thereof) per month until such Registration Statement is filed and declared effective. In October 2007 Debenture holders agreed to waive the registration requirement.

NOTE 5 - INCOME TAXES

There is no provision for income taxes for the three and nine months ended September 30, 2007 and 2006. The Company has minimal net operating loss carry forwards for income tax purposes at September 30, 2007. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

NOTE 6 - STOCKHOLDERS' DEFICIENCY

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIENCY - Continued

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

Stock Issuances

During the nine month period ended September 30, 2007, holders of Debentures converted $614,060 plus accrued interest of $172,899 into 5,265,759 shares of common stock in accordance with the Debentures agreement.

During the nine month period ended September 30, 2007, the Company issued 2,894,734 shares of common stock to various consultants and recorded a charge of $2,098,316 representing the approximate fair value of the issued capital stock on the date of issuance and deferred compensation of $250,000 which will be amortized over the period such services are rendered.

In the first quarter of 2007, the Company issued 320,000 of shares of common stock for services valued at $336,000 of which $26,000 was charged to lease hold improvements and the remaining $310,000 was charged as non-employee stock-based compensation.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIENCY - Continued

During the nine month period ended September 30, 2007, the Company issued 7,490,000 shares of common stock and 6,400,000 shares of its Series A Preferred Stock to various officers and directors for compensation due under various employment agreements. The Company recorded a charge of approximately $18,329,800.

During the nine month period ended September 30, 2007, 8,364,089 of warrants were exercised to purchase 7,208,264 shares of common stock under the terms of cash-less exercise provision.

During the quarter ended September 30, 2007, a note holder converted $250,000 of principal into 500,000 shares of common stock in accordance with the note payable agreement.

During the quarter ended September 30, 2007, the Company recorded unearned compensation of $250,000 of which $10,417 was amortized.

Sale of Stock

Pursuant to a 2007 Securities Purchase Agreement, in September 2007, TADS sold to four investors 382,663 shares of the TAD’s common stock at a purchase price of $0.30 per share. The gross proceeds of this offering totaled $114,781. Under the terms of the Securities Purchase Agreement, TADS is offering to sell a total of 3,333,333 shares, which can be increased to 4,000,000 shares at the sole discretion of TADS. The share purchase price carries certain anti-dilution rights whereby the share purchase price may be amended as follows: if the average closing price, as quoted in the Wall Street Journal, of the shares, during the 30-day period following the closing of the offering, is less than the share purchase price, then the new share purchase price shall become the anti-dilution reference price, and additional shares shall be issued to reflect the new share purchase price. Notwithstanding any of the above, the new, share purchase price shall not be less than $0.15.

Sale of Units

Pursuant to a 2006 Private Placement, on March 2, 2007, TADS sold to eleven investors an aggregate 629,911 units, each a “unit” at a purchase price of $0.55 per unit. Each unit is comprised of (i) one share of common stock, (ii) a Class A Warrant to purchase one share of common stock at $1.00 per share and expiring on March 2, 2008 and (iii) a Class B Warrant to purchase one share of common stock at $1.50 per share and expiring on March 2, 2010. The gross proceeds of this offering totaled $346,450. During 2006, TADS received the full advance from this financing.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIENCY - Continued

Warrants

At September 30, 2007 the Company has outstanding warrants to purchase common stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued - 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued - 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - First quarter of 2007	1,013,999	$0.34
Issued - Second quarter of 2007	1,974,486	$0.25
Exercised - Second quarter of 2007	(7,187,301)	$(0.15)
Issued-Third quarter of 2007	1,053,620	(0.22)
Exercised-Third quarter of 2007	(1,176,788)	(0.15)
Balance at September 30, 2007	19,646,331	$0.22
Potential Proceeds Assuming all Exercised at September 30, 2007	$4,322,000

Earnings per Share

Securities that could potentially dilute basic earnings per share (" EPS ") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following at September 30, 2007 and 2006:

September 30, 2007:

	Principal and Interest	Additional Number of Potential Common Shares if Converted/Exercised
Debentures	$ 6,310,078	31,536,244
Convertible notes	$4,052,614	8,105,228
Warrants to purchase common stock	N/A	19,646,331
Preferred stock convertible into common stock	N/A	12,800,000
Accrued consulting fees	$300,000	600,000
Total at September 30, 2007		72,687,803

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIENCY - Continued

September 30, 2006:

		Additional Number
	Principal	of Potential
	and	Common Shares if
	Interest	Converted/Exercised
Debentures	$4,608,979	30,726,527
Warrants to purchase common stock	N/A	23,566,646
Accrued consulting fees	$300,000	600,000
Total at September 30, 2006		54,893,173

Issuances after September 30, 2007:

New convertible debt	60,000
Warrants issued with new convertible debt	60,000
Proceeds from sale from common stock	382,666
Shares issued in connection with settlement agreement	50,000
Shares issued for legal services	200,000
Shares issued in connection with financial advisory services	57,400

NOTE 7 - COMMITMENTS

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - COMMITMENTS

Compensation Agreements

On September 1, 2007, the Company entered into an agreement with Joint Strategy Group, Inc. , a related party, to perform long-term strategic planning, and, in such capacity, to provide general advice to TADS on business and financial matters. The term of the agreement is for two years. The agreement provides for a total fee of 500,000 restricted shares of the Company’s common stock. The common stock shall have piggy-back registration rights and full-ratchet anti-dilution rights in connection with a share reference price of $0.50 per share. The President of Strategic Strategy Group, Inc., Jamie Goldstein is the son of Don Goldstein, a director of the Company

Pursuant to a compensation agreement dated August 17, 2007, the Company’s Chief Executive Officer is being paid a salary of $300,000 per annum, subject to increase up to $450,000 once certain performance targets are achieved. The agreement is for a period of two years. In addition, as a signing bonus, the Chief Executive Officer is vested in 3,000,000 shares of restricted shares of the Company’s common stock. The common stock shall have piggy-back registration rights and full-ratchet anti-dilution rights in connection with a share reference price of $0.50 per share.

Consulting Agreement

On September 11, 2007,  Mr. Mark Daniels, the Company's former Chief Executive Officer and director and founder of the Company's business, entered into a Consulting Services Agreement (the "Daniels Agreement") with the Company which was amended and restated in early November of 2007. The Daniels Agreement as amended, provides, in relevant part, that Mr. Daniels shall assign or cause any entity he owns or is in control of to assign, all government contracts (including, without limitation, the CRTC Contract relating to fourth generation fighter aircraft training) relating to flight services, flight support services or firefighting services, to the Company.  In addition, Mr. Daniels agreed to introduce to the Company, on an exclusive and first right basis, any and all potential customers or contracting parties (whether government or private sector) for services provided by the Company, and to continue making introductions of potential contracting parties to the Company during the one year term of the agreement.

 In addition, the Daniels Agreement provides that Mr. Daniels shall cause AeroGroup Incorporated, the seller of certain assets acquired by the Company, to pledge all shares of the Company owned by it through the sooner of delivery of the CRTC Contract or September 11, 2008, to secure the Company's rights under the Daniels Agreement.  Finally, the agreement provides for strict confidentiality provisions with respect to Mr. Daniels as well as three year non-disclosure and non-compete covenants with respect to Mr. Daniel's activities.

The Daniels Agreement provides that, in consideration for the provision of continued advisory services by Mr. Daniels to the Company,  Mr. Daniels shall be compensated (i) the amount of $12,000 per month (paid in arears) through September 11, 2008, (ii) a success fee of five (5%) percent of gross proceeds, minus any accrued or paid monthly payments in (i) above, and (iii) reimbursement of reasonable expenses.  In the event that the foregoing compensation is not made, the Daniels Agreement provides that Mr. Daniel's remedy is limited to collection of the above amounts and that the confidentiality and non-compete provisions shall still remain binding as against Mr. Daniels.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 - COMMITMENTS

Resignation of Executive Officer

On August 17, 2007 Mr. John Farley an executive officer resigned from all positions with the Company to pursue other business ventures. In satisfaction of all past due compensation to Mr. Farley, the Company entered into a Resignation and Release Agreement with Mr. Farley providing for the issuance of 100,000 shares of restricted common stock and payment of $11,250 to Mr. Farley in exchange for an unconditional release of all amounts owed to him. In addition the Company agreed to indemnify Mr. Farley as a former executive officer for all actions brought against him in such capacity. As of September 30, 2007, the Company has paid $6,000 and issued 75,000 shares of common stock under the terms of this separation agreement.

Legal Proceedings

Mr. Jeffrey Peer, a former executive officer of AeroGroup, has threatened litigation in Florida as a result of AeroGroup’s failure to pay his salary and other expenses under his employment terms, which terms are at dispute. The Company believes that this claim is without merit and are working towards resolution of the same.

Mr. Charlie Searock, a former executive officer of our company, has brought a laws suit in the District Court of the 336th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.  Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants. The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and are working towards resolution of the same.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing on January 1, 2006)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - SUBSEQUENT EVENTS

Debt Issuances Subsequent to September 30, 2007

During October 2007, the Company received loan proceeds of $12,000 in connection with various loans, entered into with an unrelated party. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into 60,000 shares of common stock at a conversion rate of $0.20 per share and provide for warrants to purchase 60,000 shares of common stock at an exercise price $0.20 per share.

Common Stock Issuances Subsequent to September 30, 2007

In October 2007, pursuant to a 2007 Securities Purchase Agreement (see Note 6), in September 2007, TADS sold to four investors 382,666 shares of the TAD’s common stock at a purchase price of $0.30 per share. The gross proceeds of this offering totaled $114,780.

In November 2007, the Company issued 50,000 shares of TAD’s common stock in connection with a settlement agreement with a former employee.

In November 2007, the Company issued 200,000 shares of TAD’s common stock for legal services.

In November 2007, the Company issued 57,400 shares of TAD’s common stock for financial advisory services.

Agreement

On October 29, 2007, the Company signed an exclusive lease agreement with Air Support Systems, LLC., for the use of its ILyushin IL-76 aircraft, an aerial firefighting supertanker. The agreement with Air Support Systems, LLC for the exclusive use of its IL-76, is for an initial five year term, renewable for two subsequent and exclusive five year terms. The Agreement provides for hourly usage payments of $8,000 per hour of engine usage to Air Support Systems, LLC in connection with contracts that do not call for a fixed fee to make the aircraft available, or, for contracts that do entail a fixed availability fee (an “Availability Fee Contract”), the Company shall pay to Air Support Systems, LLC half of such availability fee, and, after deducting and retaining for the Company the first $2,000 of any hourly usage fees received in addition to the availability fee, the Company shall pay to AirSupport Systems, LLC half of the remaining hourly usage fee. Air Support Systems, LLC is required to cover the cost of spareparts, with ordinary operational maintenance costs, fuel, oil, landing fees, and similar operational expenses paid for by the Company.

Preferred Stock

Effective October 22, 2007 the Company cancelled 4,000,000 shares of Series A Preferred Stock. The cancelation of the preferred shares came as a result of an Agreement and General Mutual Release entered into between the Company and a former shareholder. Additionally, the shareholder waived payment of accrued dividends in the amount of $143,068, waived rights to any future dividends, in connection with the shares. An aggregate of 2,400,000 shares of Series A Preferred Stock remain outstanding.

Recent Share Pledges

The company has been exploring various secured and unsecured indebtedness and equity financing opportunities as well as joint ventures.

During the nine months ended September 30, 2007, the Company has conditionally placed into escrow 45,000,000 shares in the name of International Tactical Training Center, Inc., an entity affiliated with Mr. Daniels, the Company’s former executive officer and director, in contemplation of a proposed joint venture, 30,000,000 of which shares were deposited for purposes of negotiating and collateralizing a possible secured financing transaction.  As the Company has not received any proceeds from financing or a financing commitment yet from any prospective investors, or otherwise entered into definitive transaction documents that require such a pledge, the Company intends to rescind this issuance.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

In addition, the Company issued 10,000,000 shares into escrow with Pegasus Defense Corporation in anticipation of, among other things, an acquisition of a partial ownership interest in Pegasus Defense Corporation, and to facilitate a possible financing transaction and joint venture with them which was also conditioned on consummation of a financing.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

All of the foregoing issuances will be approved by the Company’s board only upon consummation of a financing transaction and joint venture and fulfillment of all conditions required by the board.

 Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, and, specifically the Management's Discussion and Analysis may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2006, and information relating to recent transactions in our Quarterly Reports for the fiscal quarters ended March and June 2007. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-QSB.

Background

On December 15, 2006, Tactical Air Defense Services, Inc. (sometimes referred to herein as the “Company” “we” or “us”) and three of its wholly-owned subsidiaries, Resource Financial Aviation Holdings Inc., OneSource Aviation Acquisition Inc. and Genesis Aviation Acquisition Inc., each a Nevada corporation acquired substantially all of the assets (the “AeroGroup Assets”) of AeroGroup Incorporated, a Utah corporation, and of its three wholly-owned subsidiaries, OneSource Acquisition, Inc., Genesis Acquisition, Inc. and Resource Financial Holding Acquisition, Inc., each a Delaware corporation (the “AeroGroup Subsidiaries” and, collectively with AeroGroup Incorporated, “AeroGroup”), pursuant to an Asset Purchase Agreement dated July 14, 2006, as amended (the “Asset Purchase Agreement”) and in consideration of the acquisition issued stock and assumed certain indebtedness and other obligations under various warrants, a real property sublease, government and non-government aviation contracts and certain other contracts of AeroGroup (the “AeroGroup Acquisition”).

As a result of this transaction there was a change of control of the Company effective as of December 15, 2006 and, we are deemed to be the legal surviving acquirer in the AeroGroup Acquisition and therefore, the assets and liabilities and historical operations of AeroGroup prior to the Closing Date of the acquisition is reflected in our financial statements and will be recorded at the historical cost basis of AeroGroup.

Prior to the acquisition we were a development stage company without any material revenues from operations. The business of AeroGroup acquired by us has not had any material revenues in 2006 or 2005 and for most of 2004. The business we acquired from AeroGroup was commenced in 2002 by with the intention of becoming an outsourced provider of military flight training, research and flight support services. More recently, we have acquired an IL-76/78 Supertanker aircraft designed by the Soviet military for aerial water bombing and air to air refueling missions. We will require substantial additional capital in order to implement our business plan and commence operations.

As a result of the AeroGroup Acquisition, on December 15, 2006 TADS ceased to be a shell corporation as such term is defined in Rule 12b-2 of the Security and Exchange Act of 1934, as amended, resulting in a change of control. A description of our business after the acquisition follows in the “Business” section below.

Pursuant to the terms of the AeroGroup Acquisition, AeroGroup acquired a majority of our issued and outstanding Common Stock as constituted at the time of the transaction. A majority of AeroGroup’s common stock is beneficially owned by Mark Daniels, formerly our director and chief executive officer. Information relating to current and previous management is set forth under the “Management” section of our annual report on Form 10-KSB and in our Current Reports on Form 8-K.

Recent Developments

Recent Lease of IL-76 Supertanker Aircraft

On October 29, 2007, we signed an exclusive lease agreement with Air Support Systems, LLC., for the use of its Ilyushin IL-76 aircraft, an aerial firefighting super tanker. The agreement with Air Support Systems, LLC is for the exclusive use of its IL-76, is for an initial five year term, renewable for two subsequent and exclusive five y ear terms. The Agreement provides for hourly usage payments of $8,000 per hour of engine usage to Air Support Systems, LLC in connection with contracts that do not call for a fixed fee to make the aircraft available, or, for contracts that do entail a fixed availability fee (an “Availability Fee Contract”), we are required to pay to Air Support Systems, LLC half of such availability fee, and, after retention by us of the first $2,000 of any hourly usage fees received in addition to the availability fee, we are required to pay to Air Support Systems, LLC half of the remaining hourly usage fee. Air Support Systems, LLC is required to cover the cost of spare parts, with ordinary operational maintenance costs, fuel, oil, landing fees, and similar operational expenses paid for by the Company.

We have recently taken delivery of this IL-76 aircraft at its Grayson County Airport facility in Grayson County, Texas. This aircraft is currently operational in the United States and is believed to be the only one of its kind in the U.S.

We intend to operate our IL-76 supertanker to solicit contracts as an aerial firefighting IL-76 supertanker in the United States. The IL-76 supertanker is a Russian military designed aircraft specifically designed for military applications and aerial firefighting, and has already been successfully utilized for firefighting in Greece, Russia and Indonesia, and caries a greater water payload then other commonly used aerial firefighting aircraft. While the U.S. Forest Service has not imported this aircraft for testing and has resisted efforts by the Russian government to import and market this aircraft in the United States, management believes that the IL-76 is an effective tool in fire fighting. Additionally, management believes that the aircraft’s presence in the United States, and its private domestic ownership will foster interest. The Company is not required to cover the hangaring or other carrying costs while not operational but will be required to cover any repairs and upgrades necessary to make the aircraft operational.

When configured with mid-air refueling drogues, the IL-76 is referred to under the type designator of “IL-78”. In this “aerial refueling” configuration, the IL-78 is capable of refueling three military aircraft simultaneously. Management believes that this configuration of the aircraft will achieve the further goal of supplementing the Company’s air to air combat and training business.

Additional information relating to this aircraft, its operational costs and uses is contained in the “Management Section and Analysis and Plan of Operation” section, below.

Change in Board of Directors and Officers On August 9, 2007

Effective August 3, 2007, Mr. Mark Daniels, our former director and Mr. Victor Miller, a director, resigned from all positions with the Company for personal reasons. Mr. Donald Goldstein was appointed as a director of the Company, joining Mr. Fred Daniels and Mr. John Farley was appointed as Vice President and Principal Financial Officer. Additional information about Mr. Goldstein and these resignations have been filed as part of a Current Report on Form 8-K dated August 3, 2007, as amended. Our two resigning directors, Mark Daniels and Victor Miller were provided with copies of our Current Report on Form 8-K and did not disagree with the any of the statements therein.

On August 17, 2007 Mr. John Farley an executive officer resigned from all positions with the Company to pursue other business ventures. At such time, Mr. Alexis Korybut was appointed as a director and chief executive officer as set forth in the Company’s Current Report on Form 8-K, dated August 17, 2007.

Appointment of Flight Engineering Officer On November 5, 2007

On November 5, 2007 Mr. Yuri Goroshovsky was appointed as the Company’s Director of Engineering. His duties are to include the supervision of the preparation, maintenance, and operation of the of Ilyushin IL-76 fire fighting aircraft leased by TADS as set forth in the Company’s Current Report on Form 8-K, dated October 31, 2007.

Retirement of Certain Series A Preferred Stock

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). The Series A Preferred Stock provisions provide for a $.07 per share preferred dividend per annum and are granted super voting rights of 25 votes for each share of common stock voting at a meeting and contain liquidation preference rights. Additionally, the holders of the Series A Preferred Stock are entitled to appoint a director by vote of a majority of the Series A Preferred Stock holders. An aggregate of 6,400,000 shares of Series A Preferred Stock have been issued to certain officers and directors and a consultant in lieu of cash compensation under their respective employment or consulting agreements, resulting in control of the Company by Mr. Mark Daniels, a former director and executive officer. All of these shares were subject to an irrevocable voting proxy pursuant to which, among other things, Mr. Don Goldstein, a director at the time, was granted irrevocable proxy rights

Effective October 22, 2007 the company cancelled 4,000,000 shares of Series A Preferred Stock. The cancelation of the preferred shares came as a result of an Agreement and General Mutual Release entered into between the company and a former shareholder. Additionally, the shareholder agreed to waive payment of the accrued dividends in the amount of $143,068, waived rights to any future dividends, and relinquished any rights to future distributions issued in connection with the shares. An aggregate of 2,400,000 shares of Series A Preferred Stock remain outstanding.

Private Placements

Between July 1, 2007 and September 30, 2007 we issued $229,234 of 12% convertible notes and 1,053,620 warrants in exchange for loan proceeds of an additional $77,549 from a single accredited investor. The loans accrue interest at 12% per annum and become due three years from issuance and the warrants are exercisable at $.20 to $.25 per share and the notes and warrants are identical in all material respects to the notes and warrants issued earlier in the year.

In addition, we have completed an offering of Common Stock to four accredited investors existing overseas, with aggregate gross proceeds of $114,780.

Finally, between July 1 and September 30 2007, there have been various note conversions and warrant exercises resulting in the issuance of restricted stock. See “Unregistered Sales of Equity Securities”, below, for additional information relating to these share issuances.

Development of Advisory Board

On October 18, 2007 we formed an informal Advisory Board (“the Board”). The newly formed Board will help provide us with strategic, management, and industry advice to assist us in advancing our business objectives. On October 18, 2007 we appointed our first advisor, Brad Baker to the Board. The members of the Board do not have any voting or policy making rights and attend meetings of management by invitation only.

Consulting Agreement

On September 15, 2007 we entered into a Consulting Agreement with Joint Strategy Group, Inc. to be the Company’s strategic advisor. As the Company’s strategic advisor JSG will work closely with the Company and analyze the Company’s business as well as assisting in the development of strategic goals. The term of the agreement is for the period of two years and calls for the issuance of 500,000 common shares per year for two years. As part of the consulting agreement, services are to include:

•	Consulting on mergers and acquisitions,
•	Assist in the review and development of the Company’s business plan,
•	Assist in the development of the acquisition profile and structure,
•	Provide corporate advisor services,
•	Recommend financing alternatives and sources for growth capital,
•	Consult on corporate finance and investment banking issues.

Recent Share Pledges

The Company has been exploring various secured and unsecured indebtedness and equity financing opportunities as well as joint ventures.

During the nine months ended September 30, 2007, the Company has conditionally placed into escrow 45,000,000 shares in the name of International Tactical Training Center, Inc., an entity affiliated with Mr. Daniels, our former executive officer and director, in contemplation of a proposed joint venture, 30,000,000 of which shares were deposited for purposes of negotiating and collateralizing a possible secured financing transaction.  As the Company has not received any proceeds from financing or financing commitment yet from any prospective investors, or otherwise entered into definitive transaction documents that require such a pledge, the Company intends on rescinding this issuance.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

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

Item 2. Management Discussion and Analysis and Plan of Operation

For the nine months ended September 30, 2007, our operating costs were $170,335 as compared with $209,361 for the same period in 2006. The decrease in costs related primarily to decreased employment staff and costs relating to development of our maintenance and other programs.

Interest expenses for the nine months ended September 30, 2007 was $3,927,743 as compared to $923,810 for the same period in 2006, which increase was caused by our increase in outstanding debt used to fund our operations.

Liquidity and Capital Resources

Our business involves the ownership, operation and maintenance of jet aircraft, which typically require significant amounts of capital. Some of our anticipated one time and ongoing expenses are discussed below.

Our predecessor, AeroGroup, has had no revenues during 2006. We had no revenues during the first nine months of 2007. We anticipate that our current cash on hand of $14,086 as of September 30, 2007 is sufficient to satisfy our cash requirements only through the end of December of 2007. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months in order to complete our business plan.

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

As of September 30, 2007, we had negative working capital deficiency in the amount of $5,560,511 with cash used in operating activities of $1,303,711 for the nine months ended September 30, 2007 as compared to $828,034 during the nine month period ended September 30, 2006.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,181,739 compared to $1,090,263 for the nine months ended September 30, 2007 primarily as a result of continued capital raising efforts of the Company

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

During the year ended December 2007, the Company believes that it will need to expend funds on the following in order to generate revenues or bid for additional contracts:

•	Completion of development of our IL-76/78 safety, parts and maintenance programs which we anticipate will cost a minimum of another $150,000 to complete,
•	Completion of development of our F-16 safety, parts and maintenance programs which we anticipate will cost a minimum of another $1,000,000 to complete,
•	Import and modification of the MiG 29 Aircraft, currently in the Ukraine, which we anticipate will cost approximately $620,000,
•	Acquisition or leasing of new fourth generation military aircraft and/or tanker aircraft.
•	Hiring of a Chief Financial Officer and dispatch and other personnel with military aviation experience.

Financing Activities Since June 30, 2007

From July 1, 2007 to September 30, 2007 we issued $229,234 of 12% convertible notes and 1,053,620 warrants. The loans accrue interest at 12% per annum and become due three years from issuance and the warrants are exercisable at $.20 to $.25 per share and the notes and warrants are identical in all material respects to the notes and warrants issued earlier in the year.

In September and October of 2007, the Company completed a private placement of its common stock to four accredited investors pursuant to which it sold an aggregate of 765,329 shares at a purchase price of $.30 per share, with gross proceeds of $229,561.

We anticipate that if we are able to raise sufficient capital that we will be able to complete our programs and import our MiG 29 aircraft by the second quarter of 2008. If we are not able to do so, we will not be able to perform under the F-16 Training Contract or to bid under newer contracts.

We anticipate that we will need at least $150,000 in order to be able to complete our safety, parts and maintenance programs for the IL 76/78 aircraft and complete and necessary modifications to it to make it operational, during the fourth quarter of 2007. If we are not able to do so, we will not be able to bid for firefighting or aerial refueling contracts.

Immediate Need for Additional Capital

We will be required to make significant additional expenditures to acquire F-16, F-15, SU-27, IL-76/78 or additional MiG 29 fighter jet aircraft in order to make these aircraft operational and perform under our contracts. We may lease these aircraft if sufficient financing alternatives are not available to acquire them. Additionally, we will be required to allocate capital towards completion of our parts, maintenance and safety programs as well as allocating capital to make any leased or acquired aircraft operational. Presently, we do not have any commitments for capital. Our near term anticipated costs are listed below.

Cost of Importing our Existing Jet Fighter Aircraft

Our MiG 29 aircraft are located in the Ukraine and must be disassembled for delivery to the United States, where they will be reassembled and modified to an airworthy condition suitable for use in our business. We intend to use these aircraft in connection with our air-to-air training of pilots who fly NATO aircraft, such as the F-16.

We estimate that it will cost $200,000 to import our MiG 29 aircraft that are in the Ukraine and $420,000 to modify these aircraft for use in military training. Presuming that we are able to finance this shipment promptly, we anticipate that these two aircraft will become fully operational in the United States no sooner than March of 2008. We estimate that it will take no less than 50 days from the closing of a financing, if any, to ship such aircraft to the United States.

Cost of Developing Parts, Maintenance and Safety Programs

Our F-16 Training Contract and most of our existing subcontracts, as well as those we may bid for in the future, will require us to develop and maintain a formal safety, maintenance, and parts programs. We anticipate that it will cost us approximately $1,000,000 through March of 2008 to complete these programs and start accepting tasking orders on this contract.

Our IL-76/78 program will require us to develop and maintain a formal safety program, a formal maintenance program and a formal parts program. We anticipate that it will cost us approximately $150,000 through December of 2007 to complete these programs. Our first IL-76 aircraft is already in our possession in our Grayson County Airport facility, and, presuming the Company attains the requisite funding, management believes that maintenance can easily be performed and parts can be reasonably acquired from Ilyushin parts resellers in the Ukraine and other former Soviet republics which operate the IL76.  Part of the above expense includes filling the Company’s leased IL-76 with tanks holding an aggregate of 12,000 gallons (which can be further expanded with a third tank to enable the aircraft to hold 18,000 gallons) of water or chemical. Many parts may be substituted with parts from U.S. suppliers, including complete replacement of part type, e.g. engines, which way be replaced with Pratt and Whitney turbofans. Accordingly, management believes that original or salvage parts are therefore readily available. We do not have any firefighting or aerial refueling contracts for this aircraft and no assurance can be made that we will be able to successfully bid for or perform under such contracts.

Notwithstanding the foregoing, even if we are able to raise additional capital and implement our parts, maintenance and safety programs, no assurance can be made that we will be able to bid for additional contracts. Management believes that the IL-76 has only received general acceptance in several countries as a firefighting aircraft and has not yet been utilized for such purposes in the United States.

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

Employees

We currently have two full time employees. From time to time we have retained a number of independent consultants to assist us in developing our safety, maintenance and parts programs and to develop our curricula. We do not anticipate the hiring of new employees until we complete the acquisition of the F-16 aircraft and we are prepared to accept tasking orders under our contracts. However, we anticipate retaining consultants from time to time in order to complete development of our parts, maintenance and safety programs. We anticipate that after such time in order to operate our business of providing flight training, water bombing and aircraft services relating to F-16 fighter jet aircraft and, we will need to hire new employees and members of management. These new management personnel will include a director of logistics, a chief of maintenance, a director of administration, and a security director. We will also need certified flight instructors, maintenance and line personnel sufficient to manage our aircraft flight operations and program managers with military experience.

While we have interviewed and met with multiple candidates for these positions, we do not intend to hire anyone until the needs of our operations require such expenditures. We believe that the annual number of retiring military flight instructors and mechanics is sufficient to enable us to find qualified training and maintenance personnel.

Recent Contract

On October 29, 2007, we signed an exclusive lease agreement with Air Support Systems, LLC., for the use of its Ilyushin IL-76 aircraft, an aerial firefighting super tanker. The agreement with Air Support Systems, LLC is for the exclusive use of its IL-76, is for an initial five year term, renewable for two subsequent and exclusive five y ear terms. The Agreement provides for hourly usage payments of $8,000 per hour of engine usage to Air Support Systems, LLC in connection with contracts that do not call for a fixed fee to make the aircraft available, or, for contracts that do entail a fixed availability fee (an “Availability Fee Contract”), we are required to pay to Air Support Systems, LLC half of such availability fee, and, after retention by us of the first $2,000 of any hourly usage fees received in addition to the availability fee, we are required to pay to Air Support Systems, LLC half of the remaining hourly usage fee. Air Support Systems, LLC is required to cover the cost of spare parts, with ordinary operational maintenance costs, fuel, oil, landing fees, and similar operational expenses paid for by the Company.

We have recently taken delivery of this IL-76 aircraft at its Grayson County Airport facility in Grayson County, Texas. This aircraft is currently operational in the United States and is believed to be the only one of its kind currently in the U.S. We have not procured any contracts to utilize this aircraft yet and no assurance can be made that we will be successful in doing so.

Off Balance Sheet Arrangements

As of October 31, 2007, we do not have any off balance sheet arrangements, as defined in Section 303(c) of Regulation S-B, other then as specifically disclosed in this report. Off balance sheet arrangements include, without limitation, contractual arrangements with any entity whose financial information is not consolidated with our own, under which we have:
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

Employment Agreement with Chief Executive Officer

Pursuant to an employment agreement dated August 17, 2007 with Alexis C. Korybut, the Company’s Chief Executive Officer, Principal Executive and Financial Officer, the Company agreed to compensate Mr. Korybut, a salary of $300,000 per annum, subject to increase up to $450,000 once certain performance targets are achieved. The agreement is for a period of two years. In addition, the agreement calls for issuance of up to 3,000,000 restricted shares of the Company’s common stock. The common stock shall have piggy-back registration rights and full-ratchet anti-dilution rights in connection with a share reference price of $0.50 per share.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of November 5, 2007, we do not have a full time internal chief financial officer or accounting compliance staff. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Principal Executive Officer and Principal Financial Officer believes that, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our auditors, Marcum & Kliegman, LLP in performing their audit for the years ended December 31, 2006 and 2005, discovered conditions which they deemed to be a material weakness in the Company’s internal control related to financial reporting. Specifically, they noted a lack in timeliness in financial statement reporting as well as deficiencies related to disclosures in the notes to financial statements (2006 and 2005) and adjusting journal entries in accounting for derivative instruments (2005). Our Principal Executive Officer and Principal Financial Officer believes that the lack of a full time chief financial officer has been instrumental in leading to delays in the company’s filings and in the prompt gathering and analysis of financial information. Management believes that hiring a full time chief financial officer is crucial to maintaining timely preparation and filing of its financial information and reports and intends to do so as funds permit.

(b) Changes in Internal Controls

On August 17, 2007 Mr. John Farley resigned as a principal financial officer of the Company and Mr. Alexis Korybut was appointed to such position, resulting in a change in our financial officer during the period ended September 30, 2007. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Mr. Jeffrey Peer, a former executive officer of AeroGroup, has threatened litigation in Florida as a result of AeroGroup’s failure to pay his salary and other expenses under his employment terms, which terms are at dispute. We believe that this claim is without merit and are working towards resolution of the same.

Mr. Charlie Searock, a former executive officer of our Company, has brought a law suit in the District Court of the 336th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.  Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants. The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. We believe that this claim is without merit and are working towards resolution of the same.

To our knowledge, no such proceedings are threatened other than a threat of a lawsuit from Mr. Peer and the suit with Mr. Charlie Searock, as described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Notes and Exercise of Warrants

During the three months ended September 30, 2007 the issuances of unregistered securities were made as a result of various warrant exercises and note conversions. During three months ended September 30, 2007, holders of warrants exercised 1,176,788 warrants at $.15 per share by cashless exercise, resulting in the net issuance of 974,026 shares of common stock with an aggregate of 8,364,089 warrants exercised into 7,208,264 shares during the entire nine month period ended September 30, 2007. In addition, during the three months ended September 30, 2007, four holders of the convertible debentures converted $714,355 of debentures, (of which $564,060 was principal with the remaining $150,295 of interest) at conversion price of $.15 per share, resulting in the issuance of 4,762,373 shares of Common Stock. In all, during the nine months ended September 30, 2007, an aggregate of $786,959 of debentures have been converted into approximately 5,265,759 shares of Common Stock. The Company believes that, among other exemptions that may be available, these issuance of shares were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) in that the transaction was limited to few investors with a pre-existing relationship with the Company and that no public solicitation was made with respect to this sale.

Issuance of Convertible Debt

Between July 1, 2007 and September 30, 2007 we issued $229,234 of 12% convertible notes and 1,053,620 warrants in exchange for loan proceeds of an additional $229,234 from two existing creditors, Gary Fears and Sprout Investments, Inc. These loans accrue interest at 12% per annum and become due three years from issuance and the 1,053,620 warrants are exercisable at $.25 per share and the notes and warrants are identical in all material respects to the notes and warrants issued earlier in the year as disclosed above. In addition, during October 1, 2007 through October 31, 2007, the Company received loan proceeds of $12,000 from one unrelated party at identical terms but at a conversion rate of $0.20 per share and provide for warrants to purchase 60,000 shares of common stock at an exercise price $0.20 per share. The Company believes that, among other exemptions that may be available, this offering and issuance of shares therein, was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) in that the transaction was limited to one investor and the investor with a pre-existing relationship with the Company and that no public solicitation was made with respect to this sale.

Issuance of Common Stock to Private Investors

In September and October of 2007, the Company completed a private placement of its common stock to four accredited investors located outside the United States pursuant to which it sold an aggregate of 765,329 shares at a purchase price of $.30 per share, with gross proceeds of $229,561. The Company paid Economic Advisors, Inc., a BVI limited company with offices in Panama, and introduction fee of $11,478 and issued to them 57,400 shares of restricted common stock for their introduction services. The Company believes that, among other exemptions that may be available, this offering and issuance of shares therein, to the investors and to Economic Advisors, Inc., were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) and under Regulation S and Regulation D in that the transaction was limited to four investors and not in the United States and the purchasers were not, to the Company’s knowledge, domiciled in the United States and that no public solicitation was made with respect to this sale.

Issuance of Shares to Consultant

On September 15, 2007 we entered into a Consulting Agreement with Joint Strategy Group, Inc. to be the Company’s strategic advisor. The term of the agreement is for the period of two years and calls for the issuance of 500,000 shares of restricted common stock of the Company per year for two years with the first issuance to be made in 2007. The Company believes that, among other exemptions that may be available, this issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) in that the transaction was limited to one investor and that no public solicitation was made with respect to this sale.

Satisfaction of Compensation Payments to John Farley

On August 17, 2007 Mr. John Farley our former Vice President and Principal Financial Officer, resigned from all positions with the Company to pursue other business ventures. In satisfaction of all past due compensation to Mr. Farley, the Company entered into a Resignation and Release Agreement with Mr. Farley providing for the issuance of 100,000 shares of restricted common stock and payment of $11,250 to Mr. Farley in exchange for an unconditional release of all amounts owed to him. In addition the Company agreed to indemnify Mr. Farley as a former executive officer for all actions brought against him in such capacity. The Company believes that, among other exemptions that may be available, this issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) in that the transaction was limited to one investor and that no public solicitation was made with respect to this sale.

Other Shares issued for Services

In early November of 2007, we issued (i) 50,000 shares of common stock in connection with a settlement agreement with John Farley, a former employee and (ii) 200,000 shares of common stock to Gary Condy for legal services relating to defense of the lawsuit initiated by Mr. Searock disclosed above. The Company believes that, among other exemptions that may be available, this issuance of shares was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) in that the transaction was limited to one investor and that no public solicitation was made with respect to this sale.

Item 3. Defaults Upon Senior Securities

The Company and its note and warrant holders agreed to waive any default relating to the breach of certain anti dilution, non registration and non-repayment provisions of their notes and warrants, through March 31, 2008.

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

10.3
Settlement and Release Agreement, between Tactical Air Defense Services, In. and John Farley, dated as of  August 17, 2007. (Incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K, dated  August 17, 2007.

10.4	Employment Agreement, dated as of August 17, 2007, between the Company and Alexis C. Korybut.

10.5	Form of Subscription Agreement Relating to Sale of Common Stock at $.30 per share in September 2007.

10.6	Lease Relating to IL-76/78 Aerial Firefighting and refueling aircraft. (Incorporated by reference from Exhibit 10.01 to Current Report on Form 8-K, dated October 29, 2007).

10.7	Consulting Agreement by and between JSG Strategy Group, Inc., dated September 15, 2007.

31.1
Certification by Chief Executive Officer and Principal Financial Officer, required by Rule 13a- 14(a) or  Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of  2002.

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

TACTICAL AIR DEFENSE SERVICES, INC.

November 14, 2007
	By:	/s/ Alexis Korybut
Name: Alexis Korybut
Title: President and Chairman (Principal Executive Officer and Principal Financial Officer)