Form 10KSB
period 2007-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2008-04-15
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 333-79405

Tactical Air Defense Services, Inc.
(Name of small business issuer on its charter)

NEVADA	88-0455809
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

100 Crescent Court, 7th Floor
Dallas, TX 75201
(Address, Including Zip Code of Principal Executive Offices)

(214) 459-8272
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
Yes ☐ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☐

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on June 13, 2007, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $8,629,200 . For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

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

Although TADS believes that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, management does not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with TADS’ consolidated financial statements and the related notes filed herewith.

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

Item 1.  Description of Business

Tactical Air Defense Services, Inc. (TADS) is a Nevada public corporation that trades on the over-the-counter Bulletin Board under the ticker symbol of TADF.OB. TADS currently provides air combat training, and is in discussions to provide mid-air refueling, aerial fire-fighting, and other airborne support services to U.S. and foreign agencies including the U.S. Department of Defense, the defense departments of its allies, and other State and Federal agencies.

The executive offices of TADS are located in Dallas, Texas. The aviation operations and training facilities are located at Grayson field, the former Perrin air force base, located in Denison, Texas.

As a result of the U.S. Base Foreclosure Act, the overall downsizing of the armed forces of the U.S. and its foreign allies, and the advanced age of the U.S. military air fleet, there is insufficient equipment and personnel to meet demands for combat air training and mid-air refueling training. The wars in Iraq and Afghanistan and various regional conflicts and terrorist’s acts, have only added to this crisis. The private-sector is now being asked to fill a role once the exclusive domain of the military, and the capabilities of civilian contractors are well recognized, and are frequently proven superior and more efficient than public-sector contractors.

Due to the escalating forest fire crisis in the Western U.S., and the financial and environmental costs associated with this crisis, fire-fighting preparedness and capability have become a top priority at both the State and Federal levels of government. Again, the private sector is being asked to provide services that were previously the domain of the public-sector.

In order to meet present and future military, environmental, and financial threats, the United States and its allies must continue to commit billions of dollars to training, preparedness, and execution. These needs cannot be met without the support of the private-sector. We believe that there is currently no other private-sector contractor which can adequately fulfill these diverse and urgent demands, and we believe that TADS possesses the aircraft, personnel, and operational skills necessary to claim a significant piece of this rapidly growing and highly-profitable market for diverse air support services.

TADS Corporate History

TADS was incorporated in the State of Nevada on July 9, 1998 under the name Natalma Industries, Inc. Originally, TADS operated as a junior mining company engaged in the exploration of mining properties. We were unsuccessful in locating a joint venture partner to assist us in the development of our mining claims. As a result, TADS was unable to pay for and perform the exploration and development required in its agreement with the owners of its properties and lost our rights to the mining claims. Our management at the time, therefore determined that it was in the best interest of our shareholders that we seek potential operating businesses and business opportunities with the intent to acquire or merge with another business, which led to the purchase substantially all of the assets of AeroGroup Incorporated (the “AeroGroup Acquisition”).

AeroGroup Corporate History

AeroGroup Incorporated commenced its operations and business plan as a contractor of military flight training as AeroGroup International Corporation in January 2002,   and eventually merged with and acquired AeroGroup Incorporated, which was, prior to such time, a non-operating entity called Diversified Resources Group, Inc.

In June of 2006, AeroGroup, through its subsidiaries, acquired two MiG 29 aircraft in Ukraine, and four flight simulators (which we then purchased from AeroGroup in the AeroGroup Acquisition) from three entities controlled by Mark Daniels, a Director, majority beneficial shareholder, and an Officer of TADS. AeroGroup also acquired various government licenses and permits that enable it to trade, own and operate military class aircraft and to bid for government contracts. Specifically, AeroGroup acquired the following intellectual property from Mark Daniels:

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

Flight & Combat Training, and Other Aerial Support Services

TADS intends to provide the armed forces of the U.S. and its allies with a vast array of training services and support functions including, but not limited to, military-grade facilities and bombing ranges, air combat instruction and tactical training, actual aggressor simulated combat, classroom instruction, and air combat and basic and advanced jet fighter flight simulation, and would also provide the airspace scheduling, fueling, aircraft parts, service, and maintenance.

Air combat simulation exercises are currently conducted by the training commands of the United States Air Force, United States Navy, and of most of our NATO, SEATO, and foreign allies. Neither the U. S. Department of Defense nor its allies have sufficient training and support equipment and personnel to meet current demand. In many instances, our European allies have neither the facilities nor the extensive airspace required for fighter combat training or fighter bombing training that TADS can provide.

Our flight training services will focus on two major components, “initial qualification” flight training and continuation flight training, both of which consist of ground, simulator and in the air flight training. In addition, we are preparing to perform other flight training support services as described herein.

TADS is currently in discussion with a division of the U.S. Department of Defense to provide aerial training services and other services, and anticipates but cannot guarantee that these discussions will lead to the final award of a contract.

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

Continuation Flight Training

Continuation flight training focuses on combat and other advanced maneuvers and is conducted after the pilot completes initial qualification training and returns to a “full service” training facility where he is provided refresher or upgrade training to sharpen his or her combat skills. We intend to focus the training venue on NATO customers who would use our facilities and ranges to qualify, in some cases, and re-qualify in other cases in specific combat skills like air-to-air, air-to-ground, electronic countermeasure training, air-refueling training, and other advanced maneuvers. We anticipate that we will utilize our flight simulators to aid in ground training for continuation flight training. Additionally, we believe that use of “foreign” aircraft, such as MiG 29 aircraft greatly enhances the air-to-air / Red Air combat training program.

Mid-Air Refueling

TADS has under exclusive contract the only Ilyushin IL-76/78 refueling tanker aircraft available in the U.S., and is discussions to acquire contracts for additional aircraft. The IL-76/78 is used by countries around the world, including Russia, most former Soviet republics, China, India, Pakistan, Cuba, Libya, Syria, and many others, for mid-air refueling, military air cargo, troop transport, and other heavy-lift duties, and is capable of operating in extreme conditions. The IL-76/78 aircraft are the largest and fastest aircraft of this category in the world. The TADS IL-76/78 is presently undergoing final preparation for certification by TADS, is configured for mid-air refueling, is capable of re-fueling at an airspeed exceeding 400 knots, and can deliver fuel to three aircraft simultaneously. TADS intends to provide these aircraft for re-fueling during the air-combat training sessions and for contract re-fueling of U.S. military squadrons.

TADS is currently in discussion with a division of the U.S. Department of Defense to provide airborne refueling training services, and other services, and anticipates but cannot guarantee that these discussions will lead to the final award of a contract.

Aerial Fire-Fighting

In addition to its military operation capabilities, the IL-76/78 is the only large aircraft ever built for the purpose of aerial water-bombing, and is considered by most fire-fighting experts as the most capable.  The Ilyushin IL-76/78 aircraft are dedicated water-bombers that are capable of quickly and efficiently disbursing large quantities of water or fire retardant to defeat the increasing damage from the extensive forest fires in the Western U.S. and other areas. Due to the escalating forest fire crisis in the Western U.S., and the unique capabilities and exclusivity of its Ilyushin aircraft, TADS has experienced a significant increase in demand for water-bombing services from both Federal and State agencies.

With a cruising speed of up to 800 knots per hour, the IL-76/78 can reach most locations in the world in approximately twelve hours. When fitted with a triple-tank reservoir system, it can hold approximately 18,000 gallons of water or fire-retardant, the largest capacity of any water-bombing aircraft in existence. In a single pass over a forest fire the IL-76/78 can disburse enough liquid to cover an area exceeding 200 yards wide and 600 yards long which is over a third of a mile in length and the equivalent of two rows of six football fields. To see the IL-76/78 disburse thousands of gallons over a wide area at extremely low altitude is overwhelming and convincing of its superiority in this role. The IL-76/78 can then be re-filled and ready to take off for another cycle within minutes.

As exemplified by the state-of emergency declared by California recently, the United States Forest Service estimates that forest fires will be a permanent threat, and TADS is preparing to lease additional IL-76/78 aircraft specifically configured for water-bombing. In addition to the substantial revenue stream that TADS anticipates from these services, we believe that the publicity that can result from these fire-fighting operations will be priceless.

TADS is currently in discussion with various State and Federal agencies in connection with providing aerial fire-fighting services to combat the seemingly ever-growing devastation of forest fires, and anticipates but cannot guarantee that these discussions will lead to the final award of a contract.

Government Licenses

In order to own and operate military aircraft and to enter into government contracts we are required to have certain government licenses and permits.

The Company, through the AeroGroup Acquisition, as of September 21, 2006, was issued a license as a registered importer of “Implements of War: former military aircraft and related parts,” with the exclusion of guns and ammunition, from the United States Bureau of Alcohol, Tobacco and Firearms (Registration No. A-67-262-0921). We are required to renew this registration annually. We must maintain this license in order to import, own, and operate the kinds of military aircraft that we need in order to fulfill our training contracts. We are dependent on having qualified personnel as members of our management in order to maintain this license.

Through the AeroGroup Acquisition, we are also registered as a government contractor through the United States Central Contractors Registration office, and we have recently become registered with the United States Department of Defense Trade Control. We are required to maintain our registration with the Central Contractor Registration in order to be eligible to bid on government contracts.

Government Contracts

The Company’s business is dependent on our ability to bid for, negotiate, secure, and perform under specialized government and agency contracts. We have recently been awarded a number of service contracts, and we are in various stages of discussions for the awarding of additional service contracts related to flight and combat training, mid-air refueling, aerial fire-fighting, and other aerial support services, although no assurances can be given that these discussions will lead to the awarding of additional contracts.

Belgian Air Force Training Contract

On October 23, 2007, Tads was awarded, through the AeroGroup Acquisition, contract FA3002-08-C-0003 to train the Belgian Air Force pilots at facilities located in Belgium (the “BAF Contract”).

The BAF Contract is a 1-year contract which can be renewed annually for an additional 2 years in the aggregate. The BAF Contract specifies providing classroom, flight, and combat training to the Belgian Air Force using up to 8 of our pilots. The Company is not required to provide either aircraft or facilities as both are provided by the Belgian Air Force.

Recently, in February of 2008, after a delay due to a protest of the awarding of the BAF Contract to the Company by a competitor, which protest was resolved in favor of the Company, and due to the interference of third-party, the Company successfully began execution of the BAF Contract, commencing with an initial 2 training pilots. We currently have 4 training pilots in operation in Belgium, and have been requested to increase the number of training pilots to 8 which we anticipate achieving within the next 60 to 90 days, although assurances can be given.

F-16 Training Contract

In November of 2006, AeroGroup entered into a definitive F-16 Training Contract with the U.S. Army RDECOM memorializing the terms of the Justification and Approval and further expanding the scope of services to permit use of fourth generation fighter aircraft other than the F-16, such as our MiG 29 jets (the “F-16 Training Contract”). The F-16 Training Contract, which has been assigned to TADS, initially will require us to have access to at least seven F-16 jet aircraft and other fourth generation fighter jet aircraft ( i.e. MiG-29, SU-27, F-15 or F-16) and to provide basic and continuation combat flight training.

The F-16 Training Contract specifically requires that we have in place, prior to accepting performance obligations thereunder, parts, maintenance and safety programs that are satisfactory based on government standards. While we originally anticipated beginning performance on this contract in April 2007, we have not been able to do so as a result of funding constraints and the interference of a third party. These programs are designed to ensure the reliability and dispatch readiness of our aircraft. We will be required to update and keep these programs current. We will be subject to regular inspections by the contracting party for compliance with these programs.

In addition, the F-16 Training Contract requires that program managers, pilots, ground crew, and other personnel we utilize in connection with our services have certain minimum training and experience qualifications.

Other Service Contracts

We are also parties to the below listed subcontracts. However, due to the age of these contracts, we do not anticipate being requested to provide services under these contracts. Additionally, we intend to dedicate our resources to performance under the F-16 Training Contract and other contracts to provide flight training.

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

We may not be able to perform services under the above contracts until and unless we have acquired or leased F-16 fighter jet aircraft or, in the case of the F-17 Training Contract, other fourth generation fighter jet aircraft. In addition, certain contracts require us to provide maintenance personnel or flight instructor personnel and to have developed, among other things, adequate safety programs and a pilot syllabus. While we believe that the market provides a sufficient number of retiring military F-16 flight instructor candidates, pilots and maintenance professionals we are likely to allocate these resources and personnel towards other operations. Additionally, we may need substantial additional capital in order to complete these programs and acquire or lease F-16 or other acceptable fourth generation aircraft.

Customers and Competition

We are dependent on a small, limited pool of customers for our services. The Company’s aerial training and mid-air refueling services will only be requested, if at all, by United States and NATO aligned military agencies with specific needs, and by contractors for these services who sub-contract to us. Our fire-fighting and water-bombing services will only be requested, if at all, by various State and Federal agencies.

The contract procurement process is lengthy and the government military organizations and the State and Federal agencies that are our primary target customers are often delayed and cautious when issuing contracts such as we are pursuing. These customers have strict regulations and policies with respect to procuring services from private-sector companies for fulfillment of their contracts. In addition, unless no other competitors are available, the contracts we target are generally required to request bids before awarding contracts. While we believe, based on our experience, that no other entities are currently able to provide services most of these services, no assurance can be made that new entities with more resources then us will enter into this business.

Parts Availability

Almost all parts used in the aircraft that we fly have limitations on their useful life. The useful life of the parts used in our aircraft are based on the number of hours flown and/or the age of the parts. In addition, many parts have performance limitations that require replacement or inspection in the event of accident or flight that exceeds the flight envelope of the aircraft. Finally, developments such as accidents of similar aircraft may lead us to replace or repair suspect parts to prevent such accidents on our aircraft. Therefore, in order to maintain our aircraft in airworthy condition, we will be required to obtain and utilize an inventory of surplus parts. We will also be required to keep excess parts in locations other than our headquarters so as to enable on-site repairs when providing services outside of Grayson County Airport. In addition, the aircraft we intend to utilize will be specialized military aircraft some of which were manufactured overseas. These parts are available from very few manufacturers and can be difficult to procure.

With respect to United States jet aircraft that we might operate, a number of both domestic and foreign parts manufacturers are available who supply F-16 and F-15 related parts. Additionally, based on management’s experience in restoration and operation of other aircraft, we believe that certain surplus parts for United States military aircraft can be easily retrieved at reasonable or nominal prices, from AMARC (Aerospace Maintenance and Regeneration Center), which is also commonly known as the military aircraft “bone-yard” that is part of Davis-Monthan Air Force Base at Tucson Arizona.

If we are not able to maintain an adequate supply of replacement parts, we will not be able to develop or maintain a parts program or a maintenance program and will therefore, not be eligible to accept work orders under our contracts.

Intellectual Property

We own patent applications to a number of procedures that related to the methods of conversion of military aircraft for use by civilian entities in training military personnel. These patents, which were acquired through the AeroGroup Acquisition, are as follows:

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

Government Approval and Regulation

Our proposed business is heavily regulated. All of our operations involve intense government approval and oversight. Prior to awarding contracts other than on a “bid for service” basis, military agencies are required to publish their proposed award of a contract with details of such contract. During this time period, other persons may submit objections or counter bids on these contracts.

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

Effect of Government Regulation

As evidenced by the Justification and Approval for the F-16 Training Contract, we believe that it is not common for branches of the United States military to issue contracts to private entities for the training of military personnel in combat and other military exercises. No assurance can be made, therefore, that other government agencies will outsource their training or flight support services, or that the government agencies that we deal with will not change their policy with respect to such contracts to not renew or issue new contracts to us or others in our business sector. Additionally, due to terrorist or other national safety concerns, no assurance can be made that Bureau of Alcohol, Tobacco, and Firearms will not restrict or prohibit the renewal of a permit to private companies such as us, to own and operate our military aircraft.

Development of Programs

During fiscal 2005 we spent approximately $88,000 in developing our training syllabus with an no expenditures in fiscal 2006 or fiscal 2007 for these programs. We believe that we are required to have a strong and efficient training syllabus in order to maintain and bid for additional military training contracts. We have also begun development of an approved parts program, a safety program and maintenance program, all of which are required to be in effect prior to being tasked on any military contracts.

Employees

As of December 31, 2007, we had three full time employees.

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

AeroGroup Assets Acquired

The AeroGroup assets (the “AeroGroup Assets”) acquired from AeroGroup in December 2006 include:

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

It is intended that the AeroGroup Assets will be used by the Company in connection with both “basic flight training” and “combat flight training” of military pilots. The Company may use the MiG’s and other assets to provide U.S. and NATO military pilots with a “real life” opportunity to train against threat-type aircraft whose performance and flight characteristics are superior in some respects to those of U.S. and NATO fighter aircraft.

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

We have a history of losses since our inception, we expect future losses, have minimal revenues, and we may never achieve or sustain profitability .

We have incurred net losses each year since our inception. Additionally, we have only two viable contracts, the BAF Contract and the F-16 Training Contract. We cannot perform service under the F-16 Contract until we acquire or lease additional aircraft and complete our parts, maintenance, and safety programs.

We have a significant amount of secured and unsecured indebtedness. We have substantial debt interest payments under our Investor Notes, Additional Notes, Secured Daniels Note, and Cambar Note. We had no revenues in 2006 and 2007 and will likely be in default if we do not earn revenues or raise additional capital to repay these debts.

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

We expect to continue to incur net operating losses until at least the third quarter of our fiscal year 2008 and these losses may be substantial. To implement our business strategy, we will have to incur a high level of fixed operating expenses and we will continue to incur considerable business development expenses and capital expenditures relating to our acquisition or lease of aircraft and development of our parts, maintenance, and safety programs. Accordingly, if we are unable to generate substantial revenues and positive cash flows we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis. We are therefore dependant on our ability to raise substantial additional capital as further discussed herein.

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

In connection with the audit of the financial statements for AeroGroup, Incorporated for the years ended December 31, 2006 and 2005, the auditors for AeroGroup communicated to AeroGroup's Board of Directors, the existence of material weaknesses in the internal controls related to financial reporting. Specifically, they communicated the occurrence of significant adjusting journal entries, principally related to the accounting for derivative instruments, and deficiencies related to disclosures in the notes to the financial statements. In connection with our plan of operations during the next twelve months, we plan on hiring a full time CFO, adding additional accounting staff, and strengthening the internal controls over our financial reporting.

The loss of the services of key personnel would adversely affect our business, and could cause us to lose our government permits or contracts.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers, particularly our senior management and staff. Specifically, and without limitation, we do not currently have any employment agreements with Mark Daniels. Loss of Mark Daniels would be detrimental to our overall business. We also depend significantly upon our skilled training staff and mechanics. The specialized nature of our military flight and mid-air refueling training businesses require our training staff to have specialized skills and expertise. In order to maintain our aircraft we need specially trained jet mechanics. If we are not able to obtain and retain personnel with the appropriate skill and licensing, we may not be able to fulfill our obligations under our contracts and it may limit our ability to enter into future contacts, if we do not have the employees necessary to fulfill them.

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

As a government contractor, we are subject to a number of procurement laws, regulations and government audits; a violation of any such laws and regulations could result in sanctions, contract termination, forfeiture of profit, harm to our reputation or loss of our status as an eligible government contractor. These laws and regulations affect how we transact business with our clients and in some instances, impose additional costs to our business operations. Even though we take precautions to prevent and deter fraud and misconduct, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. Government agencies, such as the U.S. Defense Contracting Audit Agency (“ DCAA ”), routinely audit and investigate government contractors. These government agencies review and audit a government contractor’s performance under its contracts and cost structure, and compliance with applicable laws, regulations and standards. We can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. Government contract violations could result in the imposition of civil and criminal penalties or sanctions, contract termination, forfeiture of profit, and/or suspension of payment, any of which could make us lose our status as an eligible government contractor. We could also suffer serious harm to our reputation, which would have a negative impact on our revenue and profitability and could have a negative effect on our reputation and ability to procure other government contracts in the future.

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

We will derive most of our revenue from sales to military customers and State and Federal agencies. We also may wish to enter into contracts with military customers in other countries. The termination of funding for a government program could result in a loss of the anticipated future revenue attributable to that program, which could have a negative impact on our operations. While spending authorization for defense-related programs has increased in recent years due to greater homeland security and foreign military commitments, as well as the trend to outsource federal government jobs to the private sector, these spending levels may not be sustainable. Future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where we do not provide services. As a result, a general decline in U.S. defense spending could harm our operations and significantly reduce our future revenues.

We face competition in our industry, and many of our competitors have substantially greater experience and resources than we do.

While we do not believe that we face significant competition for private military flight training, the markets in which we sell our simulation training services are highly competitive, with new entrants emerging and positioning themselves to take advantage of our market. Some of our competitors in the flight simulation sector are larger than we are and have greater financial, technical, marketing, manufacturing, and distribution resources. In addition, some competitors have well-established relationships with aircraft manufacturers, airlines and governments which may give them an advantage over us in winning contracts with these organizations. We obtain our contracts through competitive bidding processes that subject us to the risk that we will expend substantial time and effort on proposals for contracts that may not be awarded to us. We cannot assure investors that we will win competitively awarded contracts.

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

We have assumed over $10 million in outstanding indebtedness, convertible primarily at prices ranging between $.05 per share and $1.00 per share. These notes are convertible into approximately 46 million shares of TADS Common Stock. Additionally, we have assumed warrants to acquire over 30 million shares at similar prices. Therefore, shareholders who acquire our stock at current market prices may suffer substantial dilution in the event that such noteholders and warrantholders elect to convert their notes or exercise their warrants.

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

We may not be able to borrow money when we need or wish to because our significant assets are subject to a lien securing an outstanding indebtedness to our majority stockholder and because a covenant in one of outstanding debt instruments does not permit us to borrow money without that lender’s consent. We also face the risk of losing our assets in foreclosure of the lien on them if we default on our loan.

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

Item 2. Description of Property

The Company’s address is 100 Crescent Court, 7th floor, Dallas, Texas 75201, and the Company’s phone number is (214) 459-8272. The property of the company is located at the Grayson County Airport in Sherman, Texas.

Item 3. Legal Proceedings

Mr. Jeffrey Peer, a former executive officer of AeroGroup, has threatened litigation in Florida as a result of AeroGroup’s failure to pay his salary and other expenses under his employment terms, which terms are at dispute. We believe that this claim is without merit and are working towards resolution of the same.

Sichenzia & Ross LLP is pursuing a claim against the Company for unpaid services. We believe that this claim is without merit and are working towards resolution of the same.

General Charles Searock, the former Chief Executive Officer of International Tactical Training Center, Inc. is pursuing a claim in Texas against TADS for unpaid wages. We believe that this claim is without merit and are working towards resolution of the same.

TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than a threat of lawsuits from Mr. Peer, Sichenzia &Ross, and General Searock.

Item 4. Submission of Matters to a Vote of Security Holders

During fiscal 2007, no action was taken by the Company which required a vote of security holders.

Item 5.  Market for Common Equity and Related Stockholder Matters

The TADS Common Stock is quoted on the Over-the-Counter Bulletin Board, under the symbol, "TADF.OB". Trading in the Common Stock in the over-the-counter market has been limited and sporadic, and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

Fiscal Period:

	High	Low
2007
April 1, 2007 through April 1, 2008	$1.19	$0.02

2006
December 31, 2006
September 30, 2006	$4.00	$2.00
June 30, 2006	$5.37	$1.80
March 31, 2006	$3.96	$1.50
2005
December 31, 2005	$1.60	$0.55
September 30, 2005	$1.56	$0.45
June 30, 2005	$0.80	$0.45
March 31, 2005	$0.80	$0.46
2004
December 31, 2004	$0.70	$0.37
September 30, 2004	$0.74	$0.47
June 30, 2004	$1.06	$0.60
March 31, 2004	$3.00	$0.56

As of December 31, 2007 there were 164 record holders of TADS outstanding Common Stock.

We have not declared or paid dividends to our stockholders during this or our three most recently completed fiscal years. We do not anticipate that we will pay dividends any time in the near future. In addition, the 8% Convertible Debenture held by Davenport Reserve Holding, LLC which we assumed in the AeroGroup Acquisition, prohibits us from making any distribution to our stockholders without Davenport’s consent. Even if we had funds with which to declare and pay dividends, we could not do so without Davenport Reserve’s consent.

Shareholders of AeroGroup will not be issued any of the shares issued to AeroGroup itself. Additionally, any such distribution is likely to require registration under the Securities Act.

Recent Sales of Unregistered Securities

On March 2, 2007, pursuant to binding Unit Purchase Agreements with 11 accredited investors (each, an “Investor”) submitted by such Investors in 2006, we accepted subscriptions for, and sold to such Investors, an aggregate of 629,911 Units (each, a “Unit”) at a purchase price of $.55 per Unit. Each Unit is comprised of (i) one share of our common stock, par value $.001 per share (the “Common Stock”), (ii) a Class A Warrant to purchase one share of Common Stock at $1.00 per share and which expired on March 2, 2008, and (iii) a Class B Warrant to purchase one share of Common Stock at $1.50 per share and expiring on March 2, 2010. The gross proceeds to the Company of the offering was $346,451.05.

On October 30, 2007, pursuant to binding Share Purchase Agreements (the “Share Purchase Agreement”) with 4 accredited investors (each, an “Investor”) submitted by such Investors in 2007, we accepted subscriptions for, and sold to such Investors, an aggregate of 382,666 shares of common stock( the “Common Stock”), at a purchase price of $.30 per share. The gross proceeds to the Company of the offering was $114,500. Subsequently, pursuant to certain protective rights granted to the Investors in the Share Purchase Agreement, on January 23, 2008, and additional 382,666 shares of Common Stock was issued to the Investors, which effectively changed the purchase price of the Common Stock to $.15 per share. Additionally, a fee of $14,500 and 114,800 shares of Common Stock was paid to an introducing agent as an introduction and expense fee.

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

Issuance of Common Stock to Cambar & Associates

The Company issued an aggregate of 500,000 restricted shares of Common Stock to Cambar & Associates in the third quarter of 2007, as compensation for interest due on the Cambar Note. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Fred Daniels

The Company issued an aggregate of 405,000 restricted shares of Common Stock to Mr. Fred Daniels in the first and third quarters of 2007, as compensation for service as an Officer of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Mark Daniels

The Company issued an aggregate of 1,600,000 restricted shares of Common Stock to Mr. Mark Daniels in the second quarter of 2007, as compensation in lieu of accrued and unpaid salary for his service as President and Chief Executive Officer of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Victor Miller

The Company issued an aggregate of 810,000 restricted shares of Common Stock to Mr. Victor Miller in the second quarter of 2007, as compensation in lieu of accrued and unpaid salary for his service as an Officer of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Alexis Korybut

The Company issued an aggregate of 30,000,000 restricted shares of Common Stock to Mr. Alexis Korybut in the first quarter of 2008, as compensation for serving as additional President, Chief Executive Officer, Treasurer, and Principle Accounting Officer of the Company. However, Mr. Korybut has agreed to return 21,000,000 of said shares to the Company for rescission. No registration rights were issued in connection with these shares.

Issuance of Common Stock to John Farley

The Company issued an aggregate of 150,000 restricted shares of Common Stock to Mr. John Farley in the first and third quarters of 2007, as compensation for his service as an Officer of the Company. The Company issued an additional 100,000 restricted shares of Common Stock to Mr. John Farley in the first quarter of 2008, as compensation as an independent provider of services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Lawrence Cusack

The Company issued an aggregate of 600,000 restricted shares of Common Stock to Mr. Lawrence Cusack in the first quarter of 2008, as additional compensation for serving as an employee of the Company. No registration rights were issued in connection with these shares

Issuance of Shares of Common Stock for Services

During fiscal 2007 and the first quarter of 2008, the Company issued a net aggregate of 7,164,800 shares in satisfaction of invoices to various services providers. These shares are restricted and no registration rights were granted in connection with these issuances.

Issuance of Common Stock to ZA Consulting

The Company issued an aggregate of 250,000 restricted shares of Common Stock to ZA Consulting Group in the first quarter of 2007, as compensation for investor relations services and related consulting services. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Gary Corley

The Company issued an aggregate of 200,000 restricted shares of Common Stock to Mr. Gary Corley Esq. in the fourth quarter of 2007, as compensation for legal services. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Economic Advisors, Inc.

The Company issued an aggregate of 114,800 restricted shares of Common Stock to Economic Advisors, Inc. in the fourth quarter of 2007 and the first quarter of 2008, as compensation for introducing certain accredited investors to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Federal Financial Partners, LLC

The Company issued an aggregate of 1,600,000 shares restricted shares of Common Stock to Federal Financial Partners, LLC in the first and third quarters of 2007, as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Northrup Defense Consulting Corp.

The Company issued an aggregate of 2,800,000 shares restricted shares of Common Stock to Northrup Defense Consulting Corp in the third quarters of 2007, however Northrup Defense Consulting Corp has returned said shares to the Company for rescission.

Issuance of Common Stock to Joint Strategy Group, LLC

The Company issued an aggregate of 5,000,000 shares restricted shares of Common Stock to Joint Strategy Group, LLC in the first quarter of 2008, as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

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

Issuance of Preferred Securities

During fiscal 2007, the Company issued an aggregate of 6,400,000 shares of its Series A Preferred Stock; 2,400,000 shares to Mr. Victor Miller, and 4,000,000 shares to Mr. Mark Daniels, both of whom were Officers and Directors at the time of issuance of the shares. Because the Company contends that the shares of its Series A Preferred Stock were issued to Mr. Miller and Mr. Daniels without consideration, the Company has been seeking to rescind said 6,400,000 Series A Preferred shares, and have Mr. Miller and Mr. Daniels waive any accrued and unpaid dividends associated with said Series A Preferred shares. Mr. Mark Daniels has agreed to rescind the 4,000,000 Series A Preferred shares issued to him and to waive any accrued and unpaid dividends associated with said 4,000,000 Series A Preferred shares, contingent upon Mr. Miller agreeing to rescind the 2,400,000 Series A Preferred shares issued to him and to waive any accrued and unpaid dividends associated with said 2,400,000 Series A Preferred shares. However, due to the Company’s inability to have Mr. Miller agree to rescind the 2,400,000 shares of its Series A Preferred Stock issued to him and to waive any accrued and unpaid dividends associated with said 2,400,000 Series A Preferred shares, the Company is currently preparing a legal action against Mr. Miller in connection with the issuance of said 2,400,000 shares of its Series A Preferred Stock.. The Company believes that its contention, that the 2,400,000 shares of its Series A Preferred Stock were issued to Mr. Miller without consideration, is with merit, and that it will be successful in its suit to have said shares rescinded, have any accrued and unpaid dividends waived, and have any costs and damages to the Company in connection with the issuance of and the rescission of said 2,400,000 shares of Series A Preferred Stock repaid to the Company by Mr. Miller.

Item 6. Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NO TES INCLUDED IN THIS ANNUAL REPORT ON FORM 10- KSB, THE FORWARD LOOKING STATEMENTS PROVISIONS ABOVE, AND THE RISK FACTORS ABOVE.

The Company has experienced substantial delays as a result of its inability to raise capital and the result of interference from third-parties in its contracts and business.

Plan of Operation

Liquidity and Capital Resources

Our predecessor, AeroGroup, has had no revenues during 2006 and 2007. We anticipate that our current cash on hand of $0.00 as of December 31, 2007 is insufficient to satisfy our cash requirements only through the end of June of 2008. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

Our business involves the lease, operation, and maintenance of jet aircraft, which may require significant amounts of capital. Some of our anticipated one time and ongoing expenses are discussed below.

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

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

Cash used in investing activities was $150,241 in 2006 with no cash invested in 2005.

During the year ended December 2008, the Company believes that it will expend funds on the following:

•	Completion of development of the safety, parts and maintenance programs which we anticipate will cost a minimum of another $250,000 to complete,

•	Leasing of new fourth generation military aircraft and/or tanker aircraft.
•	Hiring of a Chief Financial Officer and dispatch and other personnel with military aviation experience.

We anticipate that if we are able to raise sufficient capital that we will be able to complete our programs and import our MiG 29 aircraft by mid 2007. If we are not able to do so, we will not be able to perform under the F-16 Training Contract or to bid under newer contracts.

Immediate Expenses and Cost of Equipment

We will be required to make additional expenditures to complete the certification of the IL-76/78 under lease in order to perform our certain parts of our contracts. We anticipate the cost to be approximately $250,000. Thereafter, we may lease additional aircraft if sufficient financing alternatives are not available. Additionally, we will be required to allocated capital towards completion of our parts, maintenance, and safety programs. We anticipate that it will cost us approximately $2500,000 through December of 2008 to complete these programs.

Employees

We currently have three full time employees. From time to time we have retained a number of independent consultants to assist us in developing our safety, maintenance and parts programs and to develop our curricula. We do not anticipate the hiring of new employees until we complete the acquisition of the F-16 aircraft and we are prepared to accept tasking orders under our contracts. However, we anticipate retaining consultants from time to time in order to complete development of our parts, maintenance and safety programs. We anticipate that after such time in order to operate our business of providing flight training and aircraft services relating to F-16 fighter jet aircraft, we will need to hire new employees and members of management. These new management personnel will include a director of logistics, a chief of maintenance, a director of administration, and a security director. We will also need certified flight instructors, maintenance and line personnel sufficient to manage our aircraft flight operations and program managers with military experience.

While we have interviewed and met with multiple candidates for the these positions, we do not intend to hire anyone until the needs of our operations require such expenditures. We believe that the annual number of retiring military flight instructors and mechanics is sufficient to enable us to find qualified training and maintenance personnel.

Off Balance Sheet Arrangements

As of December, 2007 we do not have any off balance sheet arrangements, as defined in Section 303(c) of Regulation S-B, other then as specifically disclosed in this report. Off balance sheet arrangements include, without limitation, contractual arrangements with any entity whose financial information is not consolidated with our own, under which we have:

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

Lawrence Scharfman & Co., CPA P.A.
Certified Public Accountants

18 E. Sunrise Hwy	9608 Honey Bell Circle
Suite 201	Boynton Beach, FL 33437
Freeport, NY 11520
Telephone: (516) 771-5900	Telephone: (561) 733-0296
Fax: (516) 771-2598	Fax: (561) 740-0613

Tactical Air Defense Services, Inc.
100 Crescent Court
7th Floor
Dallas, TX 75201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Tactical Air Defense Services, Inc. as of December 31, 2007 and the related statements of Operations, Changes in Stockholders Equity and Cash Flows then ended. These statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provided a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company's existence is dependent upon management's ability to develop profitable operations. Management is hopeful that the Company will attain profitable status and liquidity if they are able to raise additional capital.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Tactical Air Defense Services, Inc. as of December 31, 2007 and the results of operations and cash flows for the year then ended in conformity with generally a in conformity with generally accepted accounting principles except that the company erroneously overstated capital stock issued for services rendered.

Lawrence Scharfman CPA
April 15th 2008

Member:
American Institute CPAS	Florida Institute CPAS
Licensed in Florida & New York

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

Property and Equipment, net	$88,000
TOTAL ASSETS	$88,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Liabilities:
Accounts payable	$7,762
Accrued liabilities	1,755,829
Convertible Debentures including accrued interest net of debt discount of $2,076,820	4,483,651
Convertible Notes Payable net of discount of $1,096,830, includes related party debt of $1,330,729	2,514,426
TOTAL LIABILITIES	$8,761,668

COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	$6,400
Common stock-$.001 par value; 300,000,000 shares authorized; - 45,248,296 shares issued and outstanding	45,248
Additional paid-in-capital	26,650,808
Deficit accumulated during the development stage	(35,376,124)
TOTAL STOCKHOLDERS' EQUITY	$(8,673,668)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$88,000

The accompanying notes are an integral part of these consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		For the Period from January 1, 2006 (Commencement as a Development Stage Company) to
	2007	2006	December 31, 2007
REVENUES	$-	$-	$-

Operating costs	183,980	337,346	521,326
General and administrative, including compensatory element of stock issuance of $21,089,116 and $144,773 for the years ended December 31, 2007 and 2006, respectively, and $21,233,889 for the period January 1, 2006 to December 31, 2007	22,777,067	1,658,628	24,435,695

TOTAL COSTS	22,961,047	1,995,974	24,957,021

OPERATING LOSS	(22,961,047)	(1,995,974)	(24,957,021)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities	-	(27,599,597)	(27,599,597)
Write-down of fixed assets	(7,066,985)	-	(7,066,985)
Forgiveness of liquidated damages	-	1,074,188	1,074,188
Interest expense	(4,861,198)	(1,466,590)	(6,327,788)
Other	-	(2,386)	(2,386)

TOTAL EXPENSES	(11,928,183)	(27,994,385)	(39,922,568)

NET LOSS	$(34,889,230)	$(29,990,359)	$(64,879,589)
Preferred stock dividend	342,521	311,255	653,776

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(35,231,751)	$(30,301,614)	$(65,533,365)

Loss per common share - basic and diluted	$(1.09)	$(2.00)
Weighted average number of shares outstanding-basic and diluted	32,311,450	15,138,190

The accompanying notes are an integral part of these consolidated financial statements.

 TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

							Deficit
							Accumulated	Total
							During	Stockholders’
	Common Stock		Preferred Stock		Additional Paid	Unearned	Development	(Deficiency)
	Shares	Amount	Shares	Amount	in Capital	Compensation	Stage	Equity
BALANCE – January 1, 2005, (Note 1)	11,089,926	$11,090	-	$-	$8,786,468	$-	$(19,178,201)	$(10,380,643)

Net income	-	-	-	-	-	-	3,597,805	3,597,805

BALANCE - December 31, 2005	11,089,926	11,090	-	-	8,786,468	-	(15,580,396)	(6,782,838)

Stock issued to settle accrued
Compensation- First Quarter 2006- $.10 per share	2,452,254	2,452	-	-	242,775	-	-	245,227
Stock issued for compensation-First Quarter 2006-$.10 per share	1,447,720	1,448	-	-	143,325	-	-	144,773
Preferred distribution to stockholder-Second Quarter 2006	-	-	-	-	-	-	(311,255)	(311,255)
Warrants issued with convertible debentures-Fourth Quarter 2006	-	-	-	-	676,529	-	-	676,529
Fair value assigned to beneficial conversions of debt-Fourth Quarter 2006	-	-	-	-	4,053,125	-	-	4,053,125
Liabilities not assumed in reverse acquisition- Fourth Quarter 2006	-	-	-	-	4,505,560	-	-	4,505,560
Reclassification of derivative liability to equity-Fourth Quarter 2006	-	-	-	-	29,930,094	-	-	29,930,094
Stockholders Deficiency of TADS at date of reverse acquisition Fourth Quarter 2006	3,925,755	3,926	-	-	(36,289)	-	-	(32,363)
Reclassification of accumulated deficit of Aero to paid in capital (Note 7)	-	-	-	-	(45,737,637)	-	45,737,637	-
Net loss	-	-	-	-	-	-	(29,990,359)	(29,990,359)

BALANCE - December 31, 2006	18,915,655	18,916	-	-	2,563,950	-	(144,373)	2,438,493

Stock-based compensation issued to employees-$0.48- $1.05 per share	7,490,000	7,490	6,400,000	6,400	18,315,910	-	-	18,329,800
Stock - based compensation issued to consultants- $.30- $2.40 per share	3,144,734	3,145	-	-	2,420,171	(250,000)	-	2,173,316
Stock issued for services-$1.05 per share	320,000	320	-	-	335,680	-	-	336,000
Issuance of common stock upon conversion of debentures	6,533,003	6,533	-	-	970,513	-	-	977,046
Issuance of common stock under private placement-$.30-$.55	1,012,574	1,012	-	-	460,219	-	-	461,231
Shares issued in connection with equity financing	57,400	57			(11,537)			(11,480)
Cashless exercise of warrants for common stock	7,274,930	7,275	-	-	(7,275)	-	-	-
Amortization of unearned compensation	-	-	-	-	-	250,000	-	250,000
Conversion of note payable	500,000	500	-	-	249,500	-	-	250,000
Fair value of warrants issued with convertible debt	-	-	-	-	1,003,811	-	-	1,003,811
Beneficial conversion feature under convertible debt	-	-	-	-	349,866	-	-	349,866
Dividend to preferred stockholders	-	-	-	-	-	-	(342,521)	(342,521)
Net loss	-	-	-	-	-	-	(34,889,230)	(34,889,230)
Balance -December 31, 2007	45,248,296	$45,248	6,400,000	$6,400	$26,650,808	$-	$(35,376,124)	$(8,673,668)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		For the Period From January 1, 2006 (Commencement as a Development Stage Company) to December
	2007	2006	31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(34,889,230)	$(29,990,359)	$ (64,879,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liabilities	-	27,599,597	27,599,597
(Forgiveness) provision of liquidated damages	-	(1,074,188)	(1,074,188)
Write-down of fixed assets	7,040,985	-	7,040,985
Stock-based compensation	21,233,889	-	21,378,662
Excess of initial derivative liability over debt Discount	-	-	-
Debt discount amortization	3,936,922	638,788	4,575,710
Changes in operating assets and liabilities:
Accounts payable	-	7,762	7,762
Accrued liabilities	1,072,918	1,516,056	2,589,694
Net Cash Used in Operating Activities	$(1,604,516)	$(1,517,571)	$(2,761,367)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	-	(300,985)	(300,985)
Cash received from the reverse acquisition	-	-	150,744
Net Cash Used in Investing Activities		(300,985)	(150,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	114,781	-	114,781
Due to related parties, net	-	(67,484)	(67,484)
Proceeds from convertible debentures	1,353,677	1,510,634	2,864,311
Net Cash Provided by Financing Activities	1,468,458	1,090,263	2,911,608

Increase (Decrease) in cash	(136,058)	135,338	-

Cash - Beginning of period	136,058	720	-

Cash - End of period	$-	$136,058	$-

Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Transactions:
Stock issued to settle accrued compensation	$-	$390,000	$390,000
Dividend to preferred stockholders	$342,521	$-	$342,521
Liabilities not assumed in reverse acquisition	$-	$4,505,560	$4,505,560
Reclassification of derivative liability	$-	$29,930,094	$29,930,094
Conversion of debt plus accrued interest to equity	$1,227,046	$-	$1,227,046
Common stock issued for leasehold improvements	$26,000	$-	$26,000
Acquisition of assets for issuance of debt	$-	$6,740,000	$6,740,000
Beneficial conversion feature under convertible debt	$349,866	$4,053,125	$4,402,981
Fair value of warrants issued with convertible debt	$1,003,811	$676,529	$1,680,340
Distribution to stockholder	$-	$311,525	$311,525

Assets and Liabilities of TADS on December 15, 2006:
Cash	$-	$150,744	$-
Prepaid expenses	-	324,529	-
Advances from private placement subscription	-	(346,451)	-
Accrued liabilities	-	(161,185)	-
Net Deficiency of TADS on December 15, 2006	$-	(32,363)	-

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 1 - COMPANY AND BASIS OF PRESENTATION:

General

Tactical Air Defense Services, Inc. (“TADS” and the “Company”), a development stage company, which was incorporated in Nevada in 1998 under the name Natalma Industries, Inc. Originally, TADS operated as a junior mining company with minimal operations. In 2005, the former management of TADS commenced seeking potential operating businesses and business opportunities with the intent to complete a merger with an operating business.

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

Since the AeroGroup Acquisition was settled through the issuance of a controlling interest in TADS common stock, AeroGroup is deemed to be the acquirer for accounting purposes. Furthermore, since TADS is deemed to be a shell company prior to the acquisition, purchase accounting was not applied. Therefore, the transaction was accounted for as a reverse acquisition and recapitalization of AeroGroup. Accordingly, the historical financial statements presented in the financial statements are those of AeroGroup as adjusted to reflect the recapitalization and elimination of certain assets and liabilities that were not assumed by TADS. The net liabilities not assumed by TADS were recorded as a contribution to capital totaling $4,505,560. These liabilities substantially consisted of indebtedness due to Aero’s controlling stockholder, Mark Daniels (“Daniels”).

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

•
Assumption by TADS of Aero’s' obligation under a note assumed by the Company in connection with its June 2006 asset purchase (Note 5) in the principal amount of $2.2 million, plus interest at the rate of 8% per annum. The outstanding principal and interest is convertible into shares of TADS common stock at a conversion price of $0.50 per share.

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 1 - COMPANY AND BASIS OF PRESENTATION (Continued):

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of December 31, 2007 of $8,673,668.

As discussed above, on December 15, 2006, TADS acquired all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2007 including additional modifications to its aircrafts necessary to make them operational. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, operational deployment training, aviator combat support and close air support for “Forward Controllers,”. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. During 2006, Aero raised from various stockholders approximately $1,510,634 through the issuance of convertible debt securities and warrants. During 2007, the Company has raised from various financing sources approximately $1,353,677 through the issuance of convertible debt. Also, the Company received proceeds totaling $346,450 from the sale of 629,911 units comprising of one share of common stock and warrants to purchase common stock. In addition, the Company received proceeds totaling $114,781 from the sales of 382,663 shares of the Company’s common stock.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

During the third quarter of 2007, the Company was no longer using the facilities at the Grayson County Airport. As a result, the Company has written down the value of those improvements to $-0-. The Company recorded a charge of $326,985 which is included as a write-down of fixed assets in the accompanying consolidated statement of operations.

The Aircraft acquired pursuant to the June 2006 Asset Purchase Agreement (Note 5) are stationed in the Ukraine awaiting for disassembly and shipment to the United States of America. Additional modifications are necessary to make them operational for use within the United States of America. The Company estimates that it will cost approximately $200,000 to ship the MIGs to the United States of America, and approximately $420,000 to get the MIGs fully operational. In December 2007, the Company was notified by the note holder of the note issued in connection with the June 2006 Asset Purchase Agreement, that the Company was in default of the agreement and that the holder was exercising their right to repossess the equipment. As a result, the Company recorded a charge of $6,740,000 which is included a write-down of fixed assets in the accompanying consolidated statement of operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2007.

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Diluted net (loss) income per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 7, were not included in the calculation of diluted (loss) income per share for the years ended December 31, 2007 and 2006 because their inclusion would have had been anti-dilutive.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

	Years Ended December 31,
	2007	2006
Numerator:
Net (loss) income applicable to common stockholders - numerator for basic	$(35,231,751)	$(30,301,614)

Effect of dilutive securities:

Interest related to Debentures	N/A	N/A

Derivative gain - Debentures	N/A	N/A

Numerator for diluted (loss) income per share - loss attributable to common stockholders after assumed conversions	(35,231,751)	(30,301,614)

Denominator:

Denominator for basic (loss) income per share - weighted average shares	-	15,138,190

Effect of diluted securities:

Convertible debentures and accrued interest	N/A	N/A

Warrants	N/A	N/A

Total potentially dilutive securities	-	-
Denominator for diluted (loss) income per - adjusted weighted average shares and assumed Conversions	-	15,138,190
Basic net (loss) income per share	$-	$(2.00)
Diluted net (loss) income per share	$-	$(2.00)

Convertible Notes and Warrants

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.”

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments". Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

As of December 31, 2007, the Company had no derivative financial instruments.

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

Recently Adopted Accounting Policies

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax returns. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest Expense, net" in the condensed consolidated statements of operations. Penalties would be recognized as a component of "General and administrative expenses". No interest or penalties were required to be recorded during the period ended December 31, 2007.

The Company files income tax returns in the United States of America (federal) and in various state and local jurisdictions. The Company is delinquent in its filings of its 2004, 2005, and 2006 tax returns. The Company is subject to federal, state and local income tax examinations by tax authorities for years after December 31, 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. As of January 1, 2007 and December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In September 2006, the FASB issued Statement of SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the provisions of this standard will have a significant effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS  No. 159.   The adoption of this pronouncement is not expected to have any material effects on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of stockholders’ equity.  The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned businesses acquired in the future.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 3 - ASSETS PURCHASED BY AERO:

Assets Purchased By Aero

In June of 2006, Aero, through its subsidiaries, acquired certain assets from three entities the (“Selling Entities”) owned 100% by Aero's controlling stockholder, Mark Daniels. The Selling Entities acquired these assets on December 29, 2005 from an unrelated entity in exchange for assets with a fair value of $4,540,000 and a promissory note of $2,200,000. The assets acquired included two MIG29 Aircrafts and four flight simulators and certain intellectual assets. The Selling Entities obtained appraisals from certified independent appraisers dated December 2005, which valued the aircrafts and simulators at $6,740,000. In December 2007, the Company was notified by the note holder of the note issued in connection with the June 2006 Asset Purchase Agreement that the Company was in default of the agreement and that the holder was exercising their right to repossess the equipment. As a result, the Company recorded a charge of $6,740,000 which is included as a write-down of fixed assets in the accompanying consolidated statement of operations.

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

NOTE 4 - CONVERTIBLE DEBENTURES:

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 4 - CONVERTIBLE DEBENTURES (Continued):

Debentures and Debenture Warrants as of December 31, 2007 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	$1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
2007 - Issued	1,353,677	9,776,494
2007 - Converted/Exercised	(754,660)	(8,530,755)
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,245,559
Unamortized debt discount	(2,076,820)
Net Carrying Value at December 31, 2007	$4,483,651

Included in principal at December 31, 2007 is $1,232,801 due to the Company's majority stockholder which was converted in 2005 from shareholder loans to Convertible Debentures.

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 4 - CONVERTIBLE DEBENTURES (Continued):

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

December 15th 2006 Financing

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 4 - CONVERTIBLE DEBENTURES (Continued):

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

Fourth Quarter of 2007

Between October 1, 2007 and December 31, 2007, the Company received proceeds from loans totaling $286,719. The Debentures are convertible into TADS common stock at a conversion price of $.05 per share and provide for warrants to purchase

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 4 - CONVERTIBLE DEBENTURES (Continued):

5,734,385 shares of TADS common stock at an exercise price of $.05. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices of $.05 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

The gross proceeds of the $286,719 were allocated 26.0% or $74,657 to the Debentures and 74.0% or $212,062 to the Warrants. The effective conversion price of the Debentures was below the market price of TADS common stock at the date the various notes were issued, which resulted in a beneficial conversion feature of $212,062. In accordance with EITF 00-27 the amount allocated to the beneficial conversion feature was limited to the net proceeds of the offering.

As of December 31, 2007, all of the principal and accrued interest related to the Debentures has been classified as a current liability as they are either in default or due within one year.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE:

The following table summarizes the Convertible Notes Payable at December 31, 2007:

Promissory note (1)	$2,200,000
Secured promissory note (2)	1,100,000
Accrued interest on assumed notes	311,255
3,611,255
Less: current portion	-
Long-term portion	3,861,255
Less: Unamortized discount (3)	(1,096,829)
Balance at December 31, 2007	$2,514,426

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 5 - CONVERTIBLE NOTES PAYABLE (Continued):

In connection with the Asset Purchase Agreement entered into in June 2006, Aero incurred the following debt:

(1)
A $2,200,000 promissory note that was assumed by Aero in connection with the June 2006 acquisition by Aero of the two MIG 29 aircraft and flight simulators that were ultimately acquired by Tactical Air Defense Systems. Under the terms of the note, it has a principal balloon payment in thirty-six months of the original agreement which was dated December 31, 2005. Interest is payable at a rate of eight percent per annum. There is no penalty for payment before the maturity date. This note was assumed by TADS as part of the acquisition by TADS (Note 3) and the debt is convertible into TADS common stock at a price of $0.50 per share during the one month period prior to the maturity date. In December 2007, the Company was notified by the note holder of the note issued in connection with the June 2006 Asset Purchase Agreement that the Company was in default of the agreement and that the holder was exercising their right to repossess the equipment. As a result, the Company recorded a charge of $6,740,000 which is included as a write-down of fixed assets in the accompanying consolidated statement of operations.

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

(3)
In accordance with EITF 98-5 commencing on December 15, 2006, the Company recorded a debt discount of $3,861,255 related to the intrinsic value of the beneficial conversion option of the above described debt. The embedded conversion options qualified as equity and their recorded value was limited to the gross proceeds of the debt pursuant to EITF 98-5. The debt discount is being amortized to interest expense over the term of the debt. Amortization of such debt discount totaled $2,695,318 and $69,107 for the years ended December 31, 2007 and 2006, respectfully.

NOTE 6 - INCOME TAXES:

There is no provision for income taxes for the years December 31, 2007 and 2006. The Company has minimal net operating loss carry forwards for income tax purposes at December 31, 2007. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.
The Company has minimal net operating loss carry forwards for income tax purposes at December 31, 2006. Any resultant deferred tax asset has been offset by a valuation allowance.

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2007	2006
Federal statutory rate	(34)%	(34)%
Permanent differences (derivative gains and losses and non-deductible interest)	34%	34%
Effective Tax Rate	-	-0-

NOTE 7 - STOCKHOLDERS' EQUITY:
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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 7 - STOCKHOLDERS' EQUITY (Continued):

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

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 7 - STOCKHOLDERS’ EQUITY (Continued):

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

Common Stock Issuances - 2006

During 2006, Aero issued to an officer and director of the Company 2,452,254 shares of Common Stock as settlement of accrued compensation at December 31, 2005 of $245,227 and 1,447,720 shares of common stock for stock based compensation of $144,773 for the year ended December 31, 2006.

Stock Issuances - 2007

During 2007, holders of Debentures converted $754,660 plus accrued interest of $222,386 into 6,533,003 shares of common stock in accordance with the Debentures agreement.

During 2007, the Company issued 3,144,734 shares of common stock to various consultants and recorded a charge of $2,423,316 representing the approximate fair value of the issued capital stock on the date of issuance.

During 2007, the Company issued 320,000 of shares of common stock for services valued at $336,000 of which $26,000 was charged to lease hold improvements and the remaining $310,000 was charged as non-employee stock-based compensation.

During 2007, the Company issued 7,490,000 shares of common stock and 6,400,000 shares of its Series A Preferred Stock to various officers and directors for compensation due under various employment agreements. The Company recorded a charge of approximately $18,329,800.

During 2007, 9,392,471 of warrants were exercised to purchase 7,274,930 shares of common stock under the terms of cash-less exercise provision.

During 2007, a note holder converted $250,000 of principal into 500,000 shares of common stock in accordance with the note payable agreement.

During 2007, the Company issued 57,400 shares of TADS’ common stock for financial advisory services.

Sale of Stock

Pursuant to a 2007 Securities Purchase Agreement, in September 2007, TADS sold to four investors 382,663 shares of the TAD’s common stock at a purchase price of $0.30 per share. The gross proceeds of this offering totaled $114,781. Under the terms of the Securities Purchase Agreement, TADS is offering to sell a total of 3,333,333 shares, which can be increased to 4,000,000 shares at the sole discretion of TADS. The share purchase price carries certain anti-dilution rights whereby the share purchase price may be amended as follows: if the average closing price, as quoted in the Wall Street Journal, of the shares, during the 30-day period following the closing of the offering, is less than the share purchase price, then the new share purchase price shall become the anti-dilution reference price, and additional shares shall be issued to reflect the new share purchase price. Notwithstanding any of the above, the new, share purchase price shall not be less than $0.15. As a result of a decline in the price of the Company’s common stock, the anti-dilution rights kicked in and an additional 382,663 were issued in January 2008.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

Subsequently, pursuant to certain protective rights granted to the Investors in the Share Purchase Agreement, on January 23, 2008, and additional 382,666 shares of Common Stock was issued to the Investors, which effectively changed the purchase price of the Common Stock to $.15 per share. Additionally, a fee of $14,500 and 114,800 shares of Common Stock was paid to an introducing agent as an introduction and expense fee.

7 - STOCKHOLDERS' EQUITY (Continued):

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

Warrants

At December 31, 2007 the Company has outstanding warrants to purchase common stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued - 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued - 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - 2007 - Debenture Warrants	9,776,494	$0.14
Issued - 2007 - Financing Warrants	1,259,822	$1.25
Exercised - 2007	(8,530,755)	$(0.15)
Balance at December 31, 2007	26,473,876	$0.20
Potential Proceeds Assuming all Exercised at December 31, 2007	$5,340,000

Earnings per Share

Securities that could potentially dilute basic earnings per share (" EPS ") in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following at December 31, 2007 and 2006:

December 31, 2007:

	Principal and Interest	Additional Number of Potential Common Shares if Converted/Exercised
Debentures	$6,757,290	$32,341,327
Convertible notes	4,130,246	8,260,492
Warrants to purchase common stock	-	26,473,876
Preferred stock convertible into common stock	N/A	4,800,000
Accrued consulting fees	N/A	600,000
Total at December 31, 2007	$300,000	$72,475,695

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 7 - STOCKHOLDERS' DEFICIENCY (Continued):

December 31, 2006:
	Principal and Interest	Additional Number of Potential Common Shares if Converted/Exercised
Debentures	$5,590,062	$30,547,043
Notes payable	4,057,246	8,099,493
Warrants to purchase common stock	N/A	23,968,315
Accrued consulting fees	300,000	600,000
Total at December 31, 2006	$-	$63,214,851

Issuances after December 31, 2007:

New convertible debt	-
Warrants issued with new convertible debt	-
Proceeds from sale from common stock	-
Shares issued in connection with settlement agreement	-
Shares issued for legal services	-
Shares issued in connection with financial advisory services	-

NOTE 8 – COMMITMENTS:

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

Compensation Agreements

On September 1, 2007, the Company entered into an agreement with Joint Strategy Group, Inc. , a related party, to perform long-term strategic planning, and, in such capacity, to provide general advice to TADS on business and financial matters. The term of the agreement is for two years. The agreement provides for a total fee of 500,000 restricted shares of the Company’s common stock. The common stock shall have piggy-back registration rights and full-ratchet anti-dilution rights in connection with a share reference price of $0.50 per share. The President of Joint Strategy Group, Inc., Jamie Goldstein is the son of Don Goldstein, a director of the Company. In December 2007, the Company terminated the agreement with Joint Strategy Group, Inc.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

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

NOTE 8 - COMMITMENTS (Continued):

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

The Daniels Agreement provides that, in consideration for the provision of continued advisory services by Mr. Daniels to the Company, Mr. Daniels shall be compensated (i) the amount of $12,000 per month (paid in arrears) through September 11, 2008, (ii) a success fee of five (5%) percent of gross proceeds, minus any accrued or paid monthly payments in (i) above, and (iii) reimbursement of reasonable expenses.  In the event that the foregoing compensation is not made, the Daniels Agreement provides that Mr. Daniel's remedy is limited to collection of the above amounts and that the confidentiality and non-compete provisions shall still remain binding as against Mr. Daniels.

Resignation of Executive Officer

On August 17, 2007 Mr. John Farley an executive officer resigned from all positions with the Company to pursue other business ventures. In satisfaction of all past due compensation to Mr. Farley, the Company entered into a Resignation and Release Agreement with Mr. Farley providing for the issuance of 100,000 shares of restricted common stock and payment of $11,250 to Mr. Farley in exchange for an unconditional release of all amounts owed to him. In addition the Company agreed to indemnify Mr. Farley as a former executive officer for all actions brought against him in such capacity. As of December 31, 2007, the Company has paid $6,000 and issued 100,000 shares of common stock under the terms of this separation agreement.

Resignation of Director

On December 7, 2007, Mr. Donald Goldstein, a director of the Company, resigned from all positions within the Company.

Legal Proceedings

Mr. Jeffrey Peer, a former executive officer of AeroGroup, has threatened litigation in Florida as a result of AeroGroup’s failure to pay his salary and other expenses under his employment terms, which terms are at dispute. The Company believes that this claim is without merit and is working towards resolution of the same.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

Mr. Charlie Searock, a former executive officer of our company, has brought a laws suit in the District Court of the 336 th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any

NOTE 8 - COMMITMENTS (Continued):

liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.

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

NOTE 9 - SUBSEQUENT EVENTS:

Departures of Directors or Principal Officers; Elections of Directors; Appointments of Principal Officers

On March 4, 2008, Mr. Peter C. Maffitt was appointed to serve on the Board of Directors of TADS ,by the majority of the Series A Preferred shares, to fill the vacancy left by the departure of Mr. Donald Goldstein. Mr. Maffitt joined Mr. Alexis Korybut and Mr. Fred Daniels as Directors of TADS.

On March 4, 2008, Mr. Alexis Korybut resigned as President, Chief Executive Officer and Principal Accounting Officer, and as a Director of TADS. Mr. Korybut continues to serve the Company as its director of finance and administration.

On March 4, 2008, a majority of the Board of Directors of TADS appointed Mr. Michael Cariello as President and Chief Executive Officer of the Company, and appointed Mr. Fred Daniels as Treasurer of the Company in addition to his role as Secretary and Director of the Company.

On March 7, 2008, a majority of the Board of Directors of TADS accepted the resignation of Mr. Fred Daniels as Secretary and Treasurer of the Company, and appointed Mr. Peter C. Maffitt to serve as Secretary and Treasurer of the Company in addition to his role as Director of the Company. Mr. Fred Daniels continues to serve as a Director of TADS.

On March 15, 2008, a majority of the Board of Directors of the Company removed Mr. Michael Cariello as President and Chief Executive Officer of TADS, and appointed Mr. Mark Daniels as President and Chief Executive Officer of TADS. Mr. Mark Daniels is the founder of AeroGroup Incorporated, was previously the President and Chief Executive Officer of TADS, and is the son of Mr. Fred Daniels, a Director of the Company.

On April 14, 2008, Mr. Charles DeAngelo was appointed by the Board of Directors of TADS to serve on the Board of Directors of TADS, to fill the vacancy left by the departure of Mr. Alexis Korybut. Mr. DeAngelo joined Mr. Peter C. Maffitt and Mr. Fred Daniels as a Director of TADS.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

Debt Issuances Subsequent to December 31, 2007

During the period January 1, 2008 through April 15, 2008, the Company received loan proceeds of $xxx in connection with various loans, entered into with an unrelated party. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into xxx shares of common stock at a conversion rate of $0.05 per share and provide for warrants to purchase xxx shares of common stock at an exercise price $0.05 per share.

Common Stock Issuances Subsequent to December 31, 2007

The Company issued an aggregate of 30,000,000 restricted shares of Common Stock to Mr. Alexis Korybut in the first quarter of 2008, as compensation for serving as additional President, Chief Executive Officer, Treasurer, and Principle Accounting Officer of the Company. However, Mr. Korybut has agreed to return 21,000,000 of said shares to the Company for rescission. No registration rights were issued in connection with these shares.

The Company issued an additional 100,000 restricted shares of Common Stock to Mr. John Farley in the first quarter of 2008, as compensation as an independent provider of services to the Company. No registration rights were issued in connection with these shares.

The Company issued an aggregate of 600,000 restricted shares of Common Stock to Mr. Lawrence Cusack in the first quarter of 2008, as additional compensation for serving as an employee of the Company. No registration rights were issued in connection with these shares

Recent Share Pledges

The company has been exploring various secured and unsecured indebtedness and equity financing opportunities as well as joint ventures.

During the nine months ended December 31, 2007, the Company has conditionally placed into escrow 45,000,000 shares in the name of International Tactical Training Center, Inc., an entity affiliated with Mr. Daniels, the Company’s former executive officer and director, in contemplation of a proposed joint venture, 30,000,000 of which shares were deposited for purposes of negotiating and collateralizing a possible secured financing transaction.  As the Company has not received any proceeds from financing or a financing commitment yet from any prospective investors, or otherwise entered into definitive transaction documents that require such a pledge, the Company intends to rescind this issuance.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

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

Item 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of December 31, 2007, we do not have a full time internal chief financial officer. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Principal Executive Officer and Principal Financial Officer believe that, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our auditors, Marcum & Kliegman, LLP in performing their audit for the years ended December 31, 2006 and 2005, discovered conditions which they deemed to be a material weakness in the Company’s internal control related to financial reporting. Specifically, they noted a lack in timeliness in financial statement reporting as well as deficiencies related to disclosures in the notes to financial statements (2006 and 2005) and adjusting journal entries in accounting for derivative instruments (2005). Our Principal Executive Officer and Principal Financial Officer believe that the lack of a full time chief financial officer has been instrumental in leading to delays in the company’s filings and in the prompt gathering and analysis of financial information. Management believes that hiring a full time chief financial officer is crucial to maintaining the integrity of its financial information and reports and intends to do so as funds permit.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls or in other factors that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B. Other Information

Prohibited Termination of Director and Principal Officer; Prohibited Election of Director; Prohibited Appointments of Principal Officer

Beginning on or about February 10, 2008, management of the Company concluded that the Company was the target of a improper scheme to procure a controlling interest in the Company, and to mislead shareholders and creditors of the Company, as follows:

On February 10, 2008, Mr. Victor Miller, having 2,400,000 Preferred Class A shares, which equals 60,000,000 share voting rights, in conjunction with an additional 70,799,800 shares of common voting rights, improperly attempted to terminate Mr. Alexis Korybut as a member of the Board of Directors of the Company, in violation of the laws of Nevada which require a super-majority of 2/3’s of the issued and outstanding capital shares of a company to terminate a director of a Nevada corporation.

Additionally, on February 10, 2008, Mr. Victor Miller, having 2,400,000 Preferred Class A shares, which is a minority of the 6,400,000 outstanding Preferred Class A shares, attempted to elect Mr. Christopher Beck, an alleged resident of Costa Rica, as a Director of the Company. However, as a majority of the Preferred Class A shares are required to exercise the right to appoint a member of the Board of Directors of the Company, the action was improper and not permissible.

Thereafter, on February 10, 2008, Mr. Christopher Beck, acting as a member of the Board of Directors of the Company (although not properly appointed) attempted to terminate Mr. Alexis Korybut as Chief Executive Officer, President, Secretary, Treasurer, and any and all other capacities representing the Company.

Additionally, on February 10, 2008, Mr. Christopher Beck, , acting as a member of the Board of Directors of the Company (although not properly appointed) attempted to have himself elected and appointed as Chief Executive Officer, President and Treasurer of the Company, and on March 3, 2008, Mr. Christopher Beck, , acting as a member of the Board of Directors of the Company (although not properly appointed) attempted to have himself elected and appointed as Secretary of the Company.

Additionally, on February 10, 2008, Mr. Christopher Beck, , acting as a member of the Board of Directors of the Company (although not properly appointed) attempted to cancel any employment agreements or any other agreements with Mr. Alexis Korybut, Mr. John Farley, Mr. Donald Goldstein, Mr. Jamie Goldstein, Mr. Gary Fears, Mr. Joel Ramsden, and Mr. Lawrence Cusack / Whitwell.

On March 4, 2008, Mr. Christopher Beck, acting as a member of the Board of Directors of the Company (although not properly appointed) improperly and without authority issued a Form 8-K in an attempt to discredit and slander Mr. Alexis Korybut and various creditors of the Company by questioning past stock, note, and warrant issuances. The Company has reviewed said past stock, note, and warrant issuances, and has determined that all issuances are legitimate, valid, and were issued for proper consideration to the Company. The Company also reiterates that it is a fully reporting company and that all past stock, note, and warrant issuances have been fully audited by a certified independent auditor, that the Company is not contemplating restating financial results for prior periods, and that said Form 8-K improperly filed by Mr. Christopher Beck be disregarded in its entirety.

Additionally, on March 7, 2008, Mr. Christopher Beck, acting as a member of the Board of Directors of the Company (although not properly appointed) improperly and without authority issued a Form 8-K in an attempt to discredit and slander Mr. Alexis Korybut, Mr. Donald Goldstein, Mr. Jamie Goldstein, and Mr. Joel Ramsden, through the dissemination of erroneous and misleading information. The Company again reiterates that it is a fully reporting company and that all past stock, note, and warrant issuances have been fully audited by a certified independent auditor, that the Company is not contemplating restating financial results for prior periods, and that said Form 8-K improperly filed by Mr. Christopher Beck be disregarded in its entirety.

Additionally, on or around February 12, 2008, Mr. Christopher Beck, acting as a member of the Board of Directors of the Company (although not properly appointed) improperly and without authority seized control of the Company’s bank accounts, and thereafter, Mr. Beck acting as a member of the Board of Directors of the Company (although not properly appointed) improperly and without authority paid to himself $15,000 of Company monies, acting as a member of the Board of Directors of the Company (although not properly appointed) improperly and without authority paid an additional $15,000 of Company monies to Mr. Victor Miller, and thereafter, acting as a member of the Board of Directors of the Company (although not properly appointed) improperly and without authority used Company monies to further attempt to implement his and Mr. Miller’s intent to procure a controlling interest of the Company.

Additionally, on or around March 12, 2008, Mr. Christopher Beck , acting as a member of the Board of Directors of the Company (although not properly appointed) improperly and without authority returned to a lender, a recently received loan to the Company of one million dollars ($1,000,000), and thereafter, management believes, made false and misleading statements to the lender in an attempt to ensure that the Company would not have access to capital to further its business. Immediately thereafter, Mr. Beck, acting as a member of the Board of Directors of the Company (although not properly appointed) improperly and without authority issued another Form 8-K in an attempt to manipulate the shares of the Company and to further the attempt to procure a controlling interest of the Company by stating that “…the company’s financial status is in critical need of capital to continue operation as a “going concern”, and in order to bring in interested investors, it will be necessary for the company to take action to have its note holders to voluntarily, or be made to involuntarily convert notes and warrants into common stock.”. The Company again reiterates that it is a fully reporting company, that it is audited by a certified independent auditor, that the Company is not contemplating restating financial results for prior periods, and that said Form 8-K improperly filed by Mr. Christopher Beck be disregarded in its entirety.

The Company has successfully defended itself from the improper actions devised and implemented by Mr. Victor Miller and Mr. Christopher Beck, and is investigating with legal counsel its civil and criminal prosecutorial options. In addition, the Company believes that certain individuals including Mr. Korybut and various creditors and shareholders are also investigating their legal options as a consequence of damages caused by Mr. Miller and Mr. Beck.

Departures of Directors or Principal Officers; Elections of Directors; Appointments of Principal Officers.

On January 8, 2007, Mr. Fred Daniels was appointed to serve as a Director of the Company.

On January 8, 2007, Mr. Victor Miller was appointed to serve as a Director of the Company.

On August 3, 2007 Mr. Mark Daniels, a Director and Officer of the Company and Mr. Victor Miller, a Director and Officer of the Company each resigned from all positions with the Company to pursue other ventures. Mr. Mark Daniels continued to assist the Company as an independent consultant.

On August 3, 2007, Mr. Donald Goldstein was appointed as a director of the Company, joining Mr. Fred Daniels on the Board of Directors. Additionally, Mr. John Farley, our Vice President at the time of resignation of the above individuals, was also appointed as Principal Accounting Officer.

On August 17, 2007 Mr. John Farley, an Officer of TADS, resigned from all positions with the Company.

On August 17, 2007, Mr. Alexis Korybut was appointed as a director of the Company, joining Mr. Donald Goldstein and Mr. Fred Daniels on the Board of Directors of TADS. Additionally, Mr. Korybut was also appointed as President, Chief Executive Officer and Principal Accounting Officer of the Company.

On December 7, 2007 Mr. Donald Goldstein a Director of the Company, resigned from all positions with the Company.

Recent Additional Departures of Directors or Principal Officers; Elections of Directors; Appointments of Principal Officers

On March 4, 2008, Mr. Peter C. Maffitt was appointed to serve on the Board of Directors of TADS ,by the majority of the Series A Preferred shares, to fill the vacancy left by the departure of Mr. Donald Goldstein. Mr. Maffitt joined Mr. Alexis Korybut and Mr. Fred Daniels as Directors of TADS.

On March 4, 2008, Mr. Alexis Korybut resigned as President, Chief Executive Officer and Principal Accounting Officer, and as a Director of TADS. Mr. Korybut continues to serve the Company as its director of finance and administration.

On March 4, 2008, a majority of the Board of Directors of TADS appointed Mr. Michael Cariello as President and Chief Executive Officer of the Company, and appointed Mr. Fred Daniels as Treasurer of the Company in addition to his role as Secretary and Director of the Company.

On March 7, 2008, a majority of the Board of Directors of TADS accepted the resignation of Mr. Fred Daniels as Secretary and Treasurer of the Company, and appointed Mr. Peter C. Maffitt to serve as Secretary and Treasurer of the Company in addition to his role as Director of the Company. Mr. Fred Daniels continues to serve as a Director of TADS.

On March 15, 2008, a majority of the Board of Directors of the Company removed Mr. Michael Cariello as President and Chief Executive Officer of TADS, and appointed Mr. Mark Daniels as President and Chief Executive Officer of TADS. Mr. Mark Daniels is the founder of AeroGroup Incorporated, was previously the President and Chief Executive Officer of TADS, and is the son of Mr. Fred Daniels, a Director of the Company.

On April 14, 2008, Mr. Charles DeAngelo was appointed by the Board of Directors of TADS to serve on the Board of Directors of TADS, to fill the vacancy left by the departure of Mr. Alexis Korybut. Mr. DeAngelo joined Mr. Peter C. Maffitt and Mr. Fred Daniels as a Director of TADS.

Entry Into Definitive Material Agreement
On October 29, 2007, the Company signed an exclusive lease agreement with Air Support Systems, LLC., for the use of its ILyushin IL-76/78 aircraft, an aerial fire-fighting supertanker. The agreement with Air Support Systems, LLC for the exclusive use of its IL-76/78, is for an initial five year term, renewable for two subsequent and exclusive five y ear terms.

The Company recently took delivery of the IL-76/78 aircraft at its Grayson County Airport facility in Grayson County, Texas. This aircraft is currently operational in the United States and is believed to be the only one of its kind in the U.S.

The Company intends to operate its IL-76/78 supertanker to solicit contracts for aerial fire-fighting and mid-air refueling. The IL-76/78 supertanker is a Russian military designed aircraft specifically designed for military applications and aerial firefighting, and has already been successfully utilized for firefighting in Greece, Russia and Indonesia, and caries a greater water payload then other commonly used aerial firefighting aircraft.

When configured with mid-air refueling drogues, the IL-76 is referred to under the type designator of “IL-78”. In this “aerial refueling” configuration, the IL-78 is capable of refueling three military aircraft simultaneously. We believe that this configuration of the aircraft will achieve the further goal of supplementing the Company’s air-to-air combat and training business.

Entry Into Definitive Material Agreement
On May 2, 2007, the Company entered into a joint-venture agreement with various parties, including various related parties, including: International Tactical Training Center, Inc., GJJ, LLC, Air Support Systems, LLC, Mark Daniels, Victor Miller, Paul Parmar, and Pegasus Defense Corporation, Inc., contingent upon the performance of certain duties, functions, and obligations by and for the mutual benefit of all parties.

On May 13, 2007, the Company entered into a second joint-venture agreement with various parties, including various related parties, including: International Tactical Training Center, Inc., GJJ, LLC, Air Support Systems, LLC, Mark Daniels, Victor Miller, Paul Parmar, Pegasus Defense Corporation, Inc., AeroGroup Incorporated, Air 1 Flight support, Inc., and Air 1 Maintenance Partnership, contingent upon the performance of certain duties, functions, and obligations by and for the mutual benefit of all parties.

On April 23, 2007 and July 23, 2007, the Company conditionally placed into escrow an aggregate of 45,000,000 shares of Common Stock of the Company in the name of International Tactical Training Center, Inc., an entity affiliated with Mr. Daniels, Mr. Miller, and at the time, Mr. Parmar. 30,000,000 of said escrowed shares were deposited in contemplation of collateralizing a possible secured financing transaction, and 15,000,000 of said escrowed shares were deposited in contemplation of the successful performance by the other parties to the joint-venture agreement.

Because the company has not received any proceeds from financing or a financing commitment yet from any prospective investors as contemplated in the joint-venture agreement or otherwise entered into any definitive transaction document that would require such a pledge of shares of Common Stock of the Company, the Company intends on rescinding the said issuance of the 30,000,000 shares of Common Stock.  Additionally, as a result of the failure of International Tactical Training Center, Inc., Paul Parmar, and Pegasus Defense Corporation, Inc., to perform their duties, functions, and obligations described in the joint-venture agreements, on August 29, 2007, the Company served Paul Parmar and Pegasus Defense Corporation, Inc. with notice of Default and Termination of the joint-venture agreements, and the Company intends on rescinding the said issuance of the 15,000,000 shares of Common Stock.

In addition, on July 23, 2007, the Company issued 10,000,000 shares into escrow with Pegasus Defense Corporation, Inc. in anticipation of, among other things, an acquisition of a partial ownership interest in Pegasus Defense Corporation, Inc. and to facilitate a possible financing transaction and joint venture with them conditioned on consummation of a financing for the Company.  No definitive agreement has been entered into with respect to this transaction and we believe that one will not be entered into in the future with Pegasus Defense Corporation, Inc. with respect to this transaction, and the Company intends on rescinding the said issuance of the 10,000,000 shares of Common Stock.

Additionally, on August 15, 2007, the Company improperly issued 10,000,000 shares of Common Stock of the Company in the name of Air 1 Flight Support, Inc., an entity affiliated with Mr. Daniels, Mr. Miller, and at the time, Mr. Parmar, and the Company intends on rescinding said issuance of the 10,000,000 shares of Common Stock.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2007. To facilitate the AeroGroup Acquisition and resulting change of control,

Name	Age	Position
Alexis C. Korybut	42	Director, Treasurer, Principal Financial Officer and Principal Executive Officer and President, since August 17, 2007.
Victor Miller	42	Director (Resigned, August 3, 2007)
Fred Daniels	66	Director
Mark Daniels	41	Director, Treasurer, Principal Financial Officer and Principal Executive Officer and President (Resigned, August 3, 2007)
Donald Goldstein	62	Director (Resigned, December 7, 2007)

Alexis C. Korybut. Additionally, as of August 17, 2007, Mr. Alexis Korybut was appointed as a director of the Company, joining Donald Goldstein on the Board of Directors (the “Board”). Additionally, Mr. Korybut was also appointed as President, Chief Executive Officer and Principal Accounting Officer. Mr. Korybut is the principal of Plumtree Consulting Group, LLC an advisory firm providing management and financial consulting services to high-growth public companies, and is a manager and owner of the General Partner of Innovation Strategies LP, a special situation investment fund investing in small cap public and private entities~~.~~ founded by Mr. Korybut in 2006. From 1999 through 2004, Mr. Korybut held the position of President and Member of the Board of Directors of Sterling Financial Group of Companies, Inc, a Florida-based financial services firm with offices throughout the United States, Europe, and Latin America. While at Sterling Financial, Mr. Korybut founded the investment banking and equity research divisions, which focused on performing consulting, advisory and investment banking services for small cap public and private companies. During the five years prior to Sterling Financial, he was a Vice President of Salomon Smith Barney, Inc. in New York City, where he structured financing transactions with both private and public companies to raise capital through the international debt and equity markets. Mr. Korybut received a BA from Georgetown University in 1988 and an MBA in finance from the University of Michigan Business School in 1994.

Fred Daniels .  On January 8, 2007, Fred Daniels was appointed to serve as a Director of the Company. Mr. Fred Daniels has been involved in aviation over 40 years, having been employed by General Dynamics from 1960 through 1972. At General Dynamics, Mr. Fred Daniels was involved with projects such as the F-111 and F-16 program. Over the last 5 years, Mr. Fred Daniels has also acted as a consultant in connection with the acquisition of aircrafts, and served as a consultant to AeroGroup Incorporated from 2002 through 2007. Mr. Fred Daniels is the father of our President, Secretary and Treasurer, Mark Daniels.

Donald Goldstein. As of August 3, 2007, Mr. Donald Goldstein was appointed as a director of the Company, joining Fred Daniels on the Board of Directors. Mr. Donald Goldstein, age 65, has over 40 years of life insurance sales and agency management experience and has come out of early retirement to assist the Company. Prior to 2004 and since 1997 Mr. Goldstein was President and founder of Reliance Financial and Investment Group, Inc., and his related corporate entities that marketed financial alternatives to a national professional life insurance sales force, with headquarters in Florida. Prior to such time and since 1994 Mr. Goldstein was President of American Benefits Group, Inc. which was a publicly traded company subject to the reporting requirements of the Securities Exchange of 1934, as amended, at the time. Prior to such time and since 1968, Mr. Goldstein served in various life insurance sales and management capacities for a number of life insurance companies namely, First Capital Life, Old Republic Life, Commercial Union Life. Mr. Goldstein received an Associates Degree from Staten Island Community College. Mr. Goldstein will not receive compensation as a member of the Board.

Mark Daniels. Mr. Mark Daniels was appointed as the sole director and Chairman of the Company and as its Secretary and Treasurer on August 22, 2006 and was appointed as President as of January 1, 2007. Currently, and since 2002, Mr. Daniels has been the sole board member, President and the Chief Executive officer of AeroGroup. Prior to that time, and since 1998, Mr. Daniels was Vice President and a Manager of Global Aviation Associates, Inc., a Florida based aircraft leasing company that leased military and non-military aircraft to government and commercial contractors. Between 1988 and 1998, Mr. Daniels was President and founder of National Search Services, Inc, an investigative services company. Between 1989 and 2001, Mr. Daniels was elected as a director of the National Aviation Museum, a Not-For-Profit corporation located in Oklahoma, where Mr. Daniel’s primary responsibility was the acquisition and importation of military fighter aircraft. Mr. Mark Daniels is primarily responsible for the development of AeroGroup’s business as an aviation government contractor to outsource fighter aircraft for training and other purposes to the U.S. Government and other countries. Mr. Daniels is also an inventor, having authored numerous patents directly related to utility and methods of military type aircraft. Certain of these patents are owned by AeroGroup and were acquired as part of the AeroGroup Acquisition. Mr. Daniels resigned from all positions as an Officer and as a Director on August 3, 2007

Victor Miller .  On January 8, 2007, Victor Miller was appointed to serve as a Director of the Company. Mr. Miller has over 21 years of aviation management experience. As a civilian pilot, Victor has logged many flight hours in various military high performance jet fighters. Mr. Miller served as maintenance director of Million Air, a nationally known chain of fixed base operators, from 1987 through 1996. Mr. Miller also served as President of his own aviation company, Victor Aviation Inc, from 1996 through 2002. From 2002 through 2007 Mr. Miller served as a Director at AeroGroup Incorporated where Mr. Miller assisted with forming a viable company to fulfill the business case of outsourcing commercial companies to support the U.S. Military. Mr. Miller resigned from all positions as an Officer and as a Director on August 3, 2007

The directors of the Company do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings. Our by-laws also provide that they may be paid a fee for their services as directors, although we do not currently pay such fees. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

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

Involvement in Certain Legal Proceedings .

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the Commission. Directors, executive officers and beneficial owners of more than 10% of our Company’sCommon Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Messrs. Daniels has timely filed a Form 3 upon appointment to his respective officer position in August of 2006.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B. Given our recent acquisition of AeroGroup’s assets, we have not yet had the opportunity to adopt a code of ethics. However, we intend to adopt a code of ethics as soon as practicable.

Item 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
DISCLOSURE HANDBOOK

TABLE OF CONTENTS FOR TABLES

Page No.

Appendix C: Executive and Director Compensation Tables

[FISCAL YEAR] SUMMARY COMPENSATION TABLE	40

[FISCAL YEAR] GRANTS OF PLAN-BASED AWARDS TABLE (Please note this table will be update by the SEC.)	41

[FISCAL YEAR] OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE	42

[FISCAL YEAR] OPTION EXERCISES AND STOCK VESTED TABLE	43

[FISCAL YEAR] PENSION BENEFITS TABLE	44

[FISCAL YEAR] NONQUALIFIED DEFERRED COMPENSATION TABLE	45

[FISCAL YEAR] DIRECTOR COMPENSATION TABLE	46

Appendix D: Optional Supplementary Compensation Tables

[FISCAL YEAR] ALL OTHER COMPENSATION TABLE	47

[FISCAL YEAR] PERQUISITES TABLE	48

[FISCAL YEAR] POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE	49

[FISCAL YEAR] SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

CEO
Alexis C. Korybut	2007	300,000	0	0	0	0	0	0	300,000

CFO
Alexis Korybut	2007	0	0	0	0	0	0	0	0

Mark Daniels
CEO	2007	250,000	0		0	0	0	0

Secretary
Fred Daniels	2007	0	0	200,000	0	0	0	0	200,000

C

D

E

F

Please note: Based on the SEC changes effective December 29, 2006, this table will be changed. Updated table to be distributed once the SEC has issued the new table.

[FISCAL YEAR] GRANTS OF PLAN-BASED AWARDS TABLE

			Number of Non-Equity Incentive Plan Units	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant
Name	Grant Date	Approval Date	Granted (#)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($ / Sh)	Date ($ / Sh)

PEO

PFO

A

B

C

D

E

F

* Columns indicated by red are supplementary columns that companies must include to the extent applicable. If these columns are not applicable to your company, please delete these columns before submitting the files.

[FISCAL YEAR] OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable

PEO

PFO

A

B

C

D

E

F

[FISCAL YEAR] OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

PEO

PFO

A

B

C

D

E

F

[FISCAL YEAR] PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

PEO

PFO

A

B

C

D

E

F

[FISCAL YEAR] NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

PEO

PFO

A

B

C

D

E

F

[FISCAL YEAR] DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

A

B

C

D

E

F

[FISCAL YEAR] ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

PEO

PFO

A

B

C

D

E

F

[FISCAL YEAR] PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

PEO

PFO

A

B

C

D

E

F

[FISCAL YEAR] POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control

PEO

PFO

A

B

C

D

E

F

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding Common Stock beneficially owned on December 31, 2007 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Prior to closing the AeroGroup Acquisition, there were 3,925,855 shares of TADS Common Stock issued and outstanding. As of June 13, 2007 there were 49,188,198 shares of our Common Stock issued and outstanding. In addition, there are 6,400,000 shares of restricted, non-trading Series A Preferred Stock outstanding, which are convertible into 12,800,000 shares of common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Mark Daniels(2)	26,789,800	(3)(4)	51.14%

Fred Daniels(2)	405,000	(5)	1.2%

Victor Miller (2)	4,810,000	(6)	9.40%

Alexis Korybut	350,000	(7)	.08* %

	-0-

Officers and Directors as a Group (per person)			62.00%

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

We currently have an employment agreement in place with Mr. Korybut.

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

Issuance of Shares of Common Stock and Preferred Stock to Executive Management

In January of 2007 the Company entered into employment agreements with Messers. Fred Daniels, Mark Daniels. In lieu of cash compensation for salary and bonus payments through December of 2007, the Company issued:

•	3,200,000 shares of Common Stock and 4,000,000 shares of Series A Preferred Stock (which convert into 6,400,000 shares of Common Stock) to Mr. Mark Daniels,

•	810,000 shares of Common Stock and 2,000,000 shares of Series A Preferred Stock (which convert into 4,000,000 shares of Common Stock), to Mr. Victor Miller

•	405,000 shares of Common Stock to Mr. Fred Daniels.

See the “Series A Preferred Stock” section above for additional rights relating to these shares of preferred stock. . The compensation under these employment contracts and related share issuances were not approved by independent directors or shareholders.

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

* Incorporated by reference to the Issuer’s Form 8-K/A filed on December 21, 2006.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Larry Scharfman 7 Co. P.A., as our auditors for the year ended December 31, 2007.

 Audit Fees

We are paying Larry Scharfman & Co. P.A., our independent auditors for fiscal 2007, fees of $25,000 for the 2007 10KSB.

We are not using Marcum and Kliegman, LLP, the independent auditors of our past financial statements, billed us $100,000 in fees for our quarterly audits through the third quarter of 2007.
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

 Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Larry Scharfman & Co. P.A., the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2007, and for the year then ended, none of the hours expended on Larry Scharfman & Co. P.A, engagement to audit those financial statements were attributed to work by persons other than Larry Scharfman & Co. P.A, full-time, permanent employees.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on April 31, 2008 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mark Daniels	President, Treasurer and Chairman of the Board of Directors	April 15, 2008
Mark Daniels