Form 10-Q
period 2008-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2008-05-20
CIK 1077915

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A
____________________

Commission File No. 333-79405

TACTICAL AIR DEFENSE SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Court, 7th floor
Dallas, TX 75201
(Address of principal executive offices)

(214) 459-8272
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2008
Common stock, $0.001 par value	63,088,365

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Item 1. Financial Statements

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED BALANCE SHEET

	MARCH 31, 2008	DECEMBER 31, 2007
ASSETS
Current Assets:
Cash	$0	0

Property and Equipment, net	88,000	88,000

TOTAL ASSETS	88,000	88,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	7,762	7,762
Accrued liabilities	1,828,954	1,755,829
Convertible Debentures, including accrued interest, net of debt discount of $2,368,941	4,814,151	4,483,651
Total Current Liabilities	6,650,867	4,799,159

Convertible Notes Payable, net of discount of $3,084,752 , includes related party of $1,330,729	2,745,825	2,514,4126

TOTAL LIABILITIES	9,396,693	8,761,668

COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	6,400	6,400
Common stock-$.001 par value; 300,000,000 shares authorized; - 63,088,365 shares issued and outstanding	63,088	45,248
Additional paid-in-capital	27,007,967	26,650,808
Unearned compensation
Deficit accumulated during the development stage	(36,386,148)	(35,376,124)

TOTAL STOCKHOLDERS' EQUITY	(9,308,693)	(8,673,668)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,000	88,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(Unaudited)
Item 1. Financial Statements

			For the Period From January 1, 2006 (Commencement as a Development Stage Company) to March 31,
	2008	2007	2008
REVENUES	$-	$-	$-

Operating costs		108,722	825,850

General and administrative, including compensatory element of stock issuance of $375,000 and $16,514,845 for the three months ended March 31, 2008 and 2007, respectively, and for the period January 1, 2006 to March 31, 2007	679,524	16,854,091	25,115,219

TOTAL COSTS	679,524	16,962,813	25,941,069

OPERATING LOSS	(679,524)	(16,962,813)	(25,941,069)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities	-		(27,599,597)
Write-down of fixed assets			(7,066,985)
Forgiveness of liquidated damages	-	-	1,074,188
Interest expense	(330,500)	(1,191,728)	(6,353,764)
Other			(2,386)

TOTAL EXPENSES	(330,500)	(1,191,728)	(39,948,544)

NET LOSS	$(1,010,024)	$(18,154,541)	$(65,889,613)
Preferred stock dividend		(7,441)
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(1,010,024)	$(18,161,982)

Loss per common share - basic and diluted	$(0.02)	$(0.91)

Weighted average number of shares outstanding - basic and diluted	54,044,183	19,863,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2008

							Deficit
							Accumulated	Total
							During	Stockholders’
	Common Stock		Preferred Stock		Additional Paid	Unearned	Development	(Deficiency)
	Shares	Amount	Shares	Amount	in Capital	Compensation	Stage	Equity
BALANCE - December 31, 2006	18,915,655	18,916	-	-	2,563,950	-	(144,373)	2,438,493

Stock-based compensation issued to employees-$0.48- $1.05 per share	7,490,000	7,490	6,400,000	6,400	18,315,910	-	-	18,329,800
Stock - based compensation issued to consultants- $.30- $2.40 per share	3,144,734	3,145	-	-	2,420,171	(250,000)	-	2,173,316
Stock issued for services-$1.05 per share	320,000	320	-	-	335,680	-	-	336,000
Issuance of common stock upon conversion of debentures	6,533,003	6,533	-	-	970,513	-	-	977,046
Issuance of common stock under private placement-$.30-$.55	1,012,574	1,012	-	-	460,219	-	-	461,231
Shares issued in connection with equity financing	57,400	57			(11,537)			(11,480
Cashless exercise of warrants for common stock	7,274,930	7,275	-	-	(7,275)	-	-	-
Amortization of unearned compensation	-	-	-	-	-	250,000	-	250,000
Conversion of note payable	500,000	500	-	-	249,500	-	-	250,000
Fair value of warrants issued with convertible debt	-	-	-	-	1,003,811	-	-	1,003,811
Beneficial conversion feature under convertible debt	-	-	-	-	349,866	-	-	349,866
Dividend to preferred stockholders	-	-	-	-	-	-	(342,521)	(342,521
Net loss	-	-	-	-	-	-	(34,889,230)	(34,889,230)
Balance -December 31, 2007	45,248,296	$45,248	6,400,000	$6,400	$26,650,808	$-	$(35,376,124)	$(8,673,668)
Stock issued for services-$.02-.03 per share	11,440,000	11,440	-	-	363,560	-	-	375,000
Issuance of common stock for share adjustment per acquisition	6,400,000	6,400	-	-	(6,401)	-	-	(1)
Net loss	-	-	-	-	-	-	(1,010,024)	(1,010,024)
Balance -March 31, 2008	63,088,296	$63,088	6,400,000	$6,400	$27,007,967	$-	$(36,386,148)	$(9,308,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

				For the Period From
				January 1 2006
				(Commencement as
				A Development Stage
				Company) to
	Three Months Ended March 31,			March 31,
	2008	2007		2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,010,024)		$(18,154,541)	$ (65,889,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liabilities	-		-	27,599,597
(Forgiveness) provision of liquidated damages	-		-	(1,074,188)
Stock-based compensation	375,000		16,514,845	21,753,662
Write-down of fixed assets	-		-	7,040,985

Excess of initial derivative liability over debt discount	-		-
Debt discount amortization	-0-		977,574	4,575,710
Changes in operating assets and liabilities:
Accounts payable	-		-
Accrued liabilities	635,026		209,151	3,224,720
Net Cash Used in Operating Activities	(1,010,024)		(452,971	(2,763,127)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(-0-)		(26,000)	(300,985)
Cash received from the reverse acquisition	-		-	150,744
Net Cash Used in Investing Activities	(-0-)		(26,000)	(150,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock				114,781
Due to related parties, net	-		-	(67,484)
Proceeds from convertible debentures	-0-		343,873	2,866,071
Net Cash Provided by Financing Activities	-0-		343,873	2,913,368

Increase (Decrease) in cash	(-0-)		(135,098)	-0-

Cash - Beginning of period	-0-		136,058	-

Cash - End of period	$-0-		$960	960

Interest paid	-		-
Taxes paid	-		-

Non-cash Transactions:
Stock issued to settle accrued compensation	$375,000		$-	$765,000
Liabilities not assumed in reverse acquisition	$-		$-	$4,505,560
Reclassification of derivative liability	$-		$-	$29,930,094
Conversion of debt plus accrued interest to equity		$	$ 72,643	$72,643
Common stock issued for leasehold improvements		$	$ 26,000	$26,000
Acquisition of assets for issuance of debt		$	$ -	$6,740,000
Beneficial conversion feature under convertible debt		$	$ 86,084	$4,139,209
Fair value of warrants issued with convertible debt		$	$ 257,789	$934,318
Distribution to stockholder	$-		$-	$311,525

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

Aero is a Utah corporation, which was incorporated on July 31, 1984 under the name Diversified Resources Group, Inc. Aero was a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services. Effective January 1, 2006, Aero became a development stage company as it was devoting all of its present efforts to securing and establishing a new business. Accordingly, the accompanying consolidated financial statements for 2008 represent the cumulative financial statements from the commencement of the development stage through March 31, 2008

Basis of Presentation

The results for the first quarter of 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at March 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-KSB for the year ended December 31, 2007.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of March 31, 2008 of $9,308,693.

As discussed above, on December 15, 2006, TADS acquired substantially all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2007 including additional modifications to its aircrafts necessary to make them operational. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, operational deployment training, aviator combat support and close air support for “Forward Controllers,”. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. During 2006, Aero raised from various stockholders approximately $1,510,634 through the issuance of convertible debt securities and warrants. During 2007, the Company has raised from various financing sources approximately $1,353,677 through the issuance of convertible debt. Also, the Company received proceeds totaling $346,450 from the sale of 629,911 units comprising of one share of common stock and warrants to purchase common stock. In addition, the Company received proceeds totaling $114,781 from the sales of 382,663 shares of the Company’s common stock.

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

As of March 31, 2008 and 2007, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the three months ended March 31, 2008 and 2007.

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

As of March 31, 2008, the Company had no derivative financial instruments.

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

Recently Adopted Accounting Policies

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141,“ Business Combinations,” which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented.

Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three months ended March 31, 2008 and 2007 because their inclusion would have had been anti-dilutive.

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

Debentures and Debenture Warrants as of March 31, 2008 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	$1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
2007 - Issued	1,353,677	9,776,494
2007 - Converted/Exercised	(754,660)	(8,530,755)
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,576,059
Unamortized debt discount	(2,076,820)

Net Carrying Value at March 31, 2008	$4,814,151

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

NOTE 4 - CONVERTIBLE DEBENTURES (Continued):

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE:

The following table summarizes the Convertible Notes Payable at December 31, 2007 and March 31, 2008:

Promissory note (1)	$2,200,000
Secured promissory note (2)	1,100,000
Accrued interest on assumed notes	542,654
3,842,654
Less: current portion	-
Long-term portion	3,842,654
Less: Unamortized discount (3)	(1,096,829)
Balance at December 31, 2007 and March 31, 2008	$2,745,825

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

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

Quarter Ended March 31,
2008
Federal statutory rate	(34)%
Permanent differences (derivative gains and losses and non-deductible interest)	34%

Effective Tax Rate	-

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

Warrants

At December 31, 2007 and March 31, 2008 the Company has outstanding warrants to purchase common stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued - 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued - 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - 2007 - Debenture Warrants	9,776,494	$0.14
Issued - 2007 - Financing Warrants	1,259,822	$1.25
Exercised - 2007	(8,530,755)	$(0.15)
Balance at December 31, 2007 and March 31, 2008	26,473,876	$0.20
Potential Proceeds Assuming all Exercised at March 31, 2008	$5,340,000

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

NOTE 9 - OTHER EVENTS:

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

On March 4, 2008, a majority of the Board of Directors of TADS appointed Mr. Michael Cariello as President and a Director of the Company, and appointed Mr. Fred Daniels as Treasurer of the Company in addition to his role as Secretary and Director of the Company.

On March 4, 2008, a majority of the Board of Directors of the Company appointed Mr. Mark Daniels as Chief Executive Officer and a Director, Chairman of the Board of TADS. Mr. Mark Daniels is the founder of AeroGroup Incorporated, was previously the President and Chief Executive Officer of TADS, and is the son of Mr. Fred Daniels, a Director of the Company.

On April 14, 2008, Mr. Charles DeAngelo was appointed by the Board of Directors of TADS to serve on the Board of Directors of TADS, to fill the vacancy left by the departure of Mr. Alexis Korybut. Mr. DeAngelo joined Mr. Peter C. Maffitt, Mr. Michael Cariello, Mark Daniels and Mr. Fred Daniels as a Director of TADS.

Debt Issuances

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

First Quarter of 2008

Between January 1, 2008 and March 31, 2008, the Company received proceeds of loans totaling $343,873. The Debentures are convertible into TADS common stock at conversion prices ranging from $.25 to $1.00 per share and provide for warrants to purchase 1,013,999 shares of TADS common stock at exercise prices ranging from $.25 to $1.00. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at per share exercise prices of $.25 to $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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

As of March 31, 2008, all of the principal and accrued interest related to the Debentures have been classified as a current liability as they are either in default or due within one year.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and, specifically the Management's Discussion and Analysis may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on June 14, 2007. The following discussion should be read in conjunction with our condensed consolidated financial statements provided in this quarterly report on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

POSSIBLE “PENNY STOCK” REGULATION

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

•	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-KSB for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial  information, which could have a negative effect on the trading price of our common stock.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

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

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

a. Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
May 20, 2008
	By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)