Form 10-Q
period 2008-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2008-08-19
CIK 1077915

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

1515 Perimeter Road
Suite 218,
West Palm Beach, FL 33406
(Address of principal executive offices)

(561) 398-8196
(Issuer's telephone number)

100 Crescent Court, 7th Floor Dallas, TX 75201
(Former name, former address and former fiscal year if changed from last report)

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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2008
Common stock, $0.001 par value	155,483656

INDEX

Page No.
Part I	F-1

Item 1. Financial Statements.	F-1

Condensed Consolidated Balance Sheet (Unaudited) at June 30, 2008 and December 31, 2007	F-2

Condensed Consolidated Statements Of Operations (Unaudited) For the Three and Six Months Ended June 30, 2008 and 2007 and For the Period from Inception (January 1, 2006) to June 30, 2008	F-3

Condensed Consolidated Statement Of Stockholders' Equity (Unaudited) For the Three and Six Months Ended June 30, 2008	F-4

Condensed Consolidated Statements Of Cash Flows (Unaudited) For the Three and Six Months Ended June 30, 2008 and 2007 and For the Period from Inception (January 1, 2006) to June 30, 2008	F-5

Notes To Condensed Consolidated Financial Statements (Unaudited)	F-6

Item 2. Management's Discussion and Analysis or Plan of Operations.	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	6

Item 4. Controls and Procedures	6

Part II. Other Information	6

Item 1. Legal Proceedings	6

Item 1A. Risk Factors	7

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities	9

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Item 1. Financial Statements

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED BALANCE SHEET

	JUNE 30, 2008	DECEMBER 31, 2007
ASSETS
Current Assets:
Cash	$0	0

Property and Equipment, net	88,000	88,000

TOTAL ASSETS	88,000	88,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	7,762	7,762
Accrued liabilities	2,123,454	1,755,829
Convertible Debentures, including accrued interest, net of debt discount of $2,590,041	4,950,853	4,483,651
Total Current Liabilities	7,082,069	4,799,159

Convertible Notes Payable	-0-	2,514,4126

TOTAL LIABILITIES	7,082,069	8,761,668

COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	6,400	6,400
Common stock-$.001 par value; 1,000,000,000 shares authorized; - 155,483,656 shares issued and outstanding	155,484	45,248
Additional paid-in-capital	29,763,795	26,650,808
Unearned compensation
Deficit accumulated during the development stage	(36,919,748)	(35,376,124)

TOTAL STOCKHOLDERS' EQUITY	(6,994,069)	(8,673,668)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,000	88,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From January 1, 2006 (Commencement as a Development Stage Company) To June 30,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$-

Operating costs		60,540		169,262	825,850

General and administrative, including compensatory element of stock issuance of $2,339,397, $-, $18,867,439, $144,773 for the three and six months ended June 30, 2008 and 2007, respectively, and $18,999,015 for the period January 1, 2006 to June 30, 2008	312,500		992,024	19,799,050	24,748,195

TOTAL COSTS	312,500	3,005,499	992,024	19,968,312	25,574,045

OPERATING LOSS	(312,500)	(3,005,499)	(992,024)	(19,968,312)	(25,574,045)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities	-		-		(27,599,597)
Write-down of fixed assets					(7,066,985)
Forgiveness of liquidated damages	-	-	-	-	1,074,188
Interest expense	(221,100)	(1,252,797)	(551,600)	(2,444,525)	(6,244,364)
Other	-		-		(2,386)

TOTAL OTHER EXPENSES	(221,100)	(1,252,797)	(551,600)	(2,444,525)	(39,839,144)

NET LOSS	$(533,600)	$(4,258,296)	$(1,543,624)	$(22,412,837)	$(65,413,189)
Preferred stock dividend		(111,693)		(119,134)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(533,600)	$(4,369,989)	$(1,543,624)	$(22,531,971)

Loss per common share - basic and diluted	$(.004)	$(0.147)	$(.014)	$(0.96)

Weighted average number of shares outstanding - basic and diluted	134,044,183	29,600,840	110,743,326	23,427,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three and Six Months Ended June 30, 2008

							Deficit
							Accumulated	Total
							During	Stockholders’
	Common Stock		Preferred Stock		Additional Paid	Unearned	Development	(Deficiency)
	Shares	Amount	Shares	Amount	in Capital	Compensation	Stage	Equity
BALANCE - December 31, 2006	18,915,655	18,916	-	-	2,563,950	-	(144,373)	2,438,493

Stock-based compensation issued to employees-$0.48- $1.05 per share	7,490,000	7,490	6,400,000	6,400	18,315,910	-	-	18,329,800
Stock - based compensation issued to consultants- $.30- $2.40 per share	3,144,734	3,145	-	-	2,420,171	(250,000)	-	2,173,316
Stock issued for services-$1.05 per share	320,000	320	-	-	335,680	-	-	336,000
Issuance of common stock upon conversion of debentures	6,533,003	6,533	-	-	970,513	-	-	977,046
Issuance of common stock under private placement-$.30-$.55	1,012,574	1,012	-	-	460,219	-	-	461,231
Shares issued in connection with equity financing	57,400	57			(11,537)			(11,480
Cashless exercise of warrants for common stock	7,274,930	7,275	-	-	(7,275)	-	-	-
Amortization of unearned compensation	-	-	-	-	-	250,000	-	250,000
Conversion of note payable	500,000	500	-	-	249,500	-	-	250,000
Fair value of warrants issued with convertible debt	-	-	-	-	1,003,811	-	-	1,003,811
Beneficial conversion feature under convertible debt	-	-	-	-	349,866	-	-	349,866
Dividend to preferred stockholders	-	-	-	-	-	-	(342,521)	(342,521
Net loss	-	-	-	-	-	-	(34,889,230)	(34,889,230)
Balance -December 31, 2007	45,248,296	$45,248	6,400,000	$6,400	$26,650,808	$-	$(35,376,124)	$(8,673,668)
Stock issued for services-$.01-.03 per share	53,835,360	53,836	-	-	413,164	-	-	467,000
Issuance of common stock for settlement of convertible note payable	50,000,000	50,000			2,706,224			2,756,224
Issuance of common stock for share adjustment per acquisition	6,400,000	6,400	-	-	(6,401)	-	-	(1)
Net loss	-	-	-	-	-	-	(1,543,624)	(1,543,624)
Balance –June30, 2008	155,483,656	$155,484	6,400,000	$6,400	$29,763,795	$-	$(36,919,748)	$(6,994,069)

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		For the Period From January 1 2006 (Commencement as A Development Stage Company) to June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,543,624)	$(22,412,837)	$ (67,212,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liabilities	-	-	27,599,597
(Forgiveness) provision of liquidated damages	-	-	(1,074,188)
Stock-based compensation	467,000	18,867,439	22,146,662
Write-down of fixed assets	-	-	7,040,985

Excess of initial derivative liability over debt discount	-	-
Debt discount amortization	-0-	1,992,450	4,575,710
Changes in operating assets and liabilities:
Accounts payable	-	-
Accrued liabilities	1,076,624	606,640	4,154,246
Net Cash Used in Operating Activities	(1,543,624)	(946,308)	(2,769,125)

CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(-0-)	(26,000)	(300,985)
Cash received from the reverse acquisition	-	-	150,744
Net Cash Used in Investing Activities	(-0-)	(26,000)	(150,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock			114,781
Due to related parties, net	-	-	(67,484)
Proceeds from convertible debentures	-0-	837,724	2,866,071
Net Cash Provided by Financing Activities	-0-	837,724	2,913,368

Increase (Decrease) in cash	(-0-)	(134,584)	-0-

Cash - Beginning of period	-0-	136,058	-

Cash - End of period	$-0-	$1,474	960

Interest paid	-	-
Taxes paid	-	-

Non-cash Transactions:
Stock issued to settle accrued compensation	$467,000	$-	$1,258,000
Liabilities not assumed in reverse acquisition	$-	$-	$4,505,560
Reclassification of derivative liability	$-	$-	$29,930,094
Conversion of debt plus accrued interest to equity	2,706,224	$72,643	$2,706,224
Common stock issued for leasehold improvements		$26,000	$26,000
Acquisition of assets for issuance of debt		$-	$6,740,000
Beneficial conversion feature under convertible debt		$206,815	$4,139,209
Fair value of warrants issued with convertible debt		$630,909	$934,318
Distribution to stockholder	$-	$-	$311,525

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

Aero is a Utah corporation, which was incorporated on July 31, 1984 under the name Diversified Resources Group, Inc. Aero was a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services. Effective January 1, 2006, Aero became a development stage company as it was devoting all of its present efforts to securing and establishing a new business. Accordingly, the accompanying consolidated financial statements for 2008 represent the cumulative financial statements from the commencement of the development stage through June 30, 2008

Basis of Presentation

The results for the second quarter of 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at June 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-KSB for the year ended December 31, 2007.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of June 30, 2008 of $6,994,069.

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

As of June 30, 2008 and 2007, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the three and six months ended June 30, 2008 and 2007.

The Aircraft acquired pursuant to the June 2006 Asset Purchase Agreement (Note 5) are stationed in the Ukraine awaiting for disassembly and shipment to the United States of America. Additional modifications are necessary to make them operational for use within the United States of America. The Company estimates that it will cost approximately $200,000 to ship the MIGs to the United States of America, and approximately $420,000 to get the MIGs fully operational. In December 2007, the Company was notified by the note holder of the note issued in connection with the June 2006 Asset Purchase Agreement, that the Company was in default of the agreement and that the holder was exercising their right to repossess the equipment. As a result, the Company recorded a charge of $6,740,000 which is included a write-down of fixed assets in the accompanying consolidated statement of operations. The note associated with this purchase was settled in the second quarter of 2008. The note balance including accrued interest and principle was for approximately $2.7 million was settled for 50 million shares of common stock. This settled all demands between the Company and the Company the asset was acquired from.

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

As of June 30, 2008, the Company had no derivative financial instruments.

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

 In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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

Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three and six months ended June 30, 2008 and 2007 because their inclusion would have had been anti-dilutive.

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

Debentures and Debenture Warrants as of June 30, 2008 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	$1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
2007 - Issued	1,353,677	9,776,494
2007 - Converted/Exercised	(754,660)	(8,530,755)
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,712,761
Unamortized debt discount	(2,076,820)

Net Carrying Value at June 30, 2008	$4,950,853

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE:

The following table summarizes the Convertible Notes Payable at December 31, 2007 and June 30, 2008:

Promissory note (1)	$2,200,000
Secured promissory note (2)	1,100,000
Accrued interest on assumed notes	542,654
3,842,654
Less: current portion	-
Long-term portion	3,842,654
Less: Unamortized discount (3)	(1,096,829)
Balance at December 31, 2007	2,745,825
Settlement of debt in exchange for common stock	$(2,745,825)
Balance at June 30, 2008	-0-

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

The note associated with this purchase was settled in the second quarter of 2008. The note balance including accrued interest and principle was for approximately $2.7 million was settled for 50 million shares of common stock. This settled all demands between the Company and the Company the asset was acquired from.

NOTE 6 - INCOME TAXES:

There is no provision for income taxes for the years December 31, 2007 and 2006. The Company has minimal net operating loss carry forwards for income tax purposes at June 30, 2008. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

Quarter Ended June 30,
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

Warrants

At December 31, 2007 and June 30, 2008 the Company has outstanding warrants to purchase common stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued - 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued - 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - 2007 - Debenture Warrants	9,776,494	$0.14
Issued - 2007 - Financing Warrants	1,259,822	$1.25
Exercised - 2007	(8,530,755)	$(0.15)
Balance at December 31, 2007 and June 30, 2008	26,473,876	$0.20
Potential Proceeds Assuming all Exercised at June 30, 2008	$5,340,000

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

Common Stock Issuances

On June 25, 2008, the Company, pursuant to a resolution adopted by its Board of Directors, has amended its Articles of Incorporation. Article Three is hereby deleted in its entirety and replaced as follows:

The number of shares of common stock with $0.001 par value per share that the corporation is authorized to issue is one billion and the number of shares of preferred stock with $0.001 par value per share that the corporation is authorized to issue is fifty million.

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

First Quarter of 2008

Between January 1, 2008 and June 30, 2008, the Company received proceeds of loans totaling $343,873. The Debentures are convertible into TADS common stock at conversion prices ranging from $.25 to $1.00 per share and provide for warrants to purchase 1,013,999 shares of TADS common stock at exercise prices ranging from $.25 to $1.00. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at per share exercise prices of $.25 to $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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

As of June 30, 2008, all of the principal and accrued interest related to the Debentures have been classified as a current liability as they are either in default or due within one year.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and, specifically the Management's Discussion and Analysis may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 15, 2008. The following discussion should be read in conjunction with our condensed consolidated financial statements provided in this quarterly report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Notes

During the period ended June 30, 2008, the issuances of unregistered securities were made as a result of various note conversions. In all, during this period holders of the convertible debentures converted $2,706,224 of debentures (which total includes accrued interest), resulting in the issuance of 50,000,000 shares of Common Stock.

Issuance of Shares of Common Stock for Services

During the period ended June 30, 2008, the Company issued a net aggregate 53,835,360 restricted shares of Common Stock in satisfaction of invoices and obligations to various services providers, employees, executives and consultants. These shares are restricted and no registration rights were granted in connection with these issuances.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

August 19, 2008

	By:	/s/ Mark Daniels
Name: Mark Daniels Title: President and Chairman (Principal Executive and Principal Accounting Officer)