Form 10KSB/A
period 2007-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2008-09-05
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Amendment number one

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

1515 Perimeter Rd., Suite 218
West Palm Beach, FL 33406
(Address, Including Zip Code of Principal Executive Offices)

(561) 398-8196
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

09 Sep. 5. 2008 3:49PM 17400613 JAWPDMAD PAGAPDMAMAPAPA No. 6017 P. 3

LAWRENCE SCHARFMAN & CO., CPA PC
Certified Public Accounts

18 E SUNRISE HIGHWAY,#203
Freeport, NY 11520
Telephone (516 - 771-5900)
Facsimile (516 - 771-2598)

9608 HONEY BELL CIRCLE
Boynton Beach, Fl. 33437
Telephone (561-733-0296)
Facsimile (561-470-0613)

Tactical Air Defense Services Inc.
1515 Perimeter Road
West Palm Beach, FL 33406 Ste 218

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Tactical Air Defense Services Inc. as of December31,2006 and 2007 and the related statements of Operations,Changes in Stockholders Equity and Cash Flows for the years then ended. These statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company's existence is dependent upon management's ability to develop profitable operations.Management anticipates the Company will attain profitable status and liquidity through continued developing,marketing and selling of its products and services.

In our opinion , the financial statements referred to above present fairly, in all material respects, the financial position of Tactical Air Defense Services Inc. as of December 31,2006 and 2007 and the results of operations for the years then ended in conformity with generally accepted accounting principles.

Lawrence Scharfman

Lawrence Scharfman CPA
Sept 5,2008

Member:

American Institute CPAS **Florida Institute CPAS**
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
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 4 - CONVERTIBLE DEBENTURES (Continued):

First Quarter of 2007

Between January 1, 2007 and March 31, 2007, the Company received proceeds from loans totaling $343,873. The Debentures are convertible into 1,013 shares of TADS common stock at conversion prices ranging from $.25 to $1.00 per share and provide for warrants to purchase 1,013,999 shares of TADS common stock at exercise prices ranging from $.25 to $1.00. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at per share exercise prices of $.25 to $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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

Second Quarter of 2007

Between April 1, 2007 and June 30, 2007, the Company received proceeds from loans totaling $493,851. The Debentures are convertible into 1,974,486 shares of TADS common stock at a conversion price of $.25 per share and provide for warrants to purchase 1,974,486 shares of TADS common stock at an exercise price of $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices of $.25 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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

Third Quarter of 2007

Between July 1, 2007 and September 30, 2007, the Company received proceeds from loans totaling $229,234. The Debentures are convertible into 1,053,620 shares of TADS common stock at a conversion price range of $.20 to $.25 per share and provide for warrants to purchase 1,053,620 shares of TADS common stock at an exercise price in the range of $.20 to $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices at a range of $.20 to $.25 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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

Fourth Quarter of 2007

Between October 1, 2007 and December 31, 2007, the Company received proceeds from loans totaling $286,719. The Debentures are convertible into 5,734,385 shares of TADS common stock at a conversion price of $.05 per share and provide for warrants to purchase

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

NOTE 4 - CONVERTIBLE DEBENTURES (Continued):

5,734,385 shares of TADS common stock at an exercise price of $.05. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices of $.05 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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
(A Development Stage Company, Commencing January 1, 2006)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED IN DECEMBER 31, 2007 AND 2006

Debt Issuances Subsequent to December 31, 2007

During the period January 1, 2008 through April 15, 2008, the Company received loan proceeds of $532,149.89 in connection with various loans, entered into with an unrelated party. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into 10,642,998 shares of common stock at a conversion rate of $0.05 per share and provide for warrants to purchase 10,642,998 shares of common stock at an exercise price $0.05 per share.

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

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned on September 5, 2008 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Mark Daniels	President, Treasurer and Chairman of the Board of Directors	September 5, 2008
Mark Daniels