Form 10-Q/A
period 2008-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2008-09-05
CIK 1077915

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

Amendment number one

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

1515 Perimeter Rd., Suite 218
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

December 15th 2006 Financing

Between January 1, 2006 and December 14, 2006, Aero received proceeds of loans totaling $868,398. These original loans did not provide for interest. Commencing with the reverse acquisition, these notes were modified to conform to the above described Convertible Debentures. The Debentures are convertible into 892,842 shares of TADS common stock at conversion prices ranging from $.45 to $1.00 per share and provide for warrants to purchase 892,842 shares of TADS common stock at exercise prices ranging from $.45 to $1.00. The Debentures bear interest of 12% and are due on October 19, 2009. The Debenture Warrants are exercisable at per share exercise prices of $.15 and $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

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

Second Quarter of 2007

Between April 1, 2007 and June 30, 2007, the Company received proceeds from loans totaling $493,851. The Debentures are convertible into 1,974, 486 shares of TADS common stock at a conversion price of $.25 per share and provide for warrants to purchase 1,974,486 shares of TADS common stock at an exercise price of $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices of $.25 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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

Debt Issuances

During the period January 1, 2008 through April 15, 2008, the Company received loan proceeds of $532,150 in connection with various loans, entered into with an unrelated party. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into 10,642,998 shares of common stock at a conversion rate of $0.05 per share and provide for warrants to purchase 10,642,998 shares of common stock at an exercise price $0.05 per share.

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

First Quarter of 2008

Between January 1, 2008 and March 31, 2008, the Company received proceeds of loans totaling $343,873. The Debentures are convertible into TADS 6,877,460 shares of common stock at a conversion price of $0.05 per share and provide for warrants to purchase 6,877,460 shares of TADS common stock at an exercise price of $0.05. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at per share exercise prices of $.25 to $1.00 per share of common stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of common stock and spin-offs.

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