Form 10KSB/A
period 2007-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2008-09-26
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Amendment number two

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
1515 Perieter Road
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

Lawrence Scharf

Lawrence Scharfman CPA
Sept 5,2008

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

Signatures	Title	Date

/s/ Mark Daniels	President, Treasurer and Chairman of the Board of Directors	September 26, 2008
Mark Daniels