Form 10-Q
period 2008-09-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2008-11-19
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
 FOR THE QUARTER ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

Commission File No. 333-79405

TACTICAL AIR DEFENSE SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Perimeter Rd
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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 19, 2008
Common Stock, $0.001 par value	396,950,323

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-KSB for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

Item 1. Financial Statements

TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2008	DECEMBER 31, 2007
ASSETS
Current Assets:
Cash	$143,156	0

Property and Equipment, net	88,000	88,000

TOTAL ASSETS	231,156	88,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	7,762	7,762
Accrued liabilities	2,123,454	1,755,829
Convertible Debentures, including accrued interest, net of debt discount of $2,590,041	4,950,853	4,483,651
Total Current Liabilities	7,082,069	4,799,159

Convertible Notes Payable	-0-	2,514,4126

TOTAL LIABILITIES	7,082,069	8,761,668

COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	6,400	6,400
Common stock-$.001 par value; 1,000,000,000 shares authorized; - 396,950,323 shares issued and outstanding	396,950	45,248
Additional paid-in-capital		26,650,808
Unearned compensation	30,286,231
Deficit accumulated during the development stage	(37,540,494)	(35,376,124)

TOTAL STOCKHOLDERS' EQUITY	(6,850,913)	(8,673,668)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$231,156	88,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES	$-	$-	$-	$-

Operating costs		1,073		170,335
General and administrative, including compensatory element of stock issuance of $2,339,397, $-, $18,867,439, $144,773 for the three and Nine Months ended September 30, 2008 and 2007, respectively, and $18,999,015 for the period January 1, 2006 to September 30, 2008	620,746	2,201,783	1,612,770	22,000,833

TOTAL COSTS	620,746	2,202,856	1,612,770	22,171,168

OPERATING LOSS	(620,746)	(2,202,856)	(1,612,770)	(22,171,168)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities	-		-
Write-down of fixed assets		(326,985)	-	(326,985)
Forgiveness of liquidated damages	-	-	-	-
Interest expense	-	(1,483,218)	(551,600)	(3,927,743)
Other	-		-

TOTAL OTHER EXPENSES	-	(1,810,203)	(551,600)	(4,254,728)

NET LOSS	$(620,746)	$(4,013,059)	$(2,164,370)	$(26,425,896)
Preferred stock dividend		(111,693)		(230,827)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(620,746)	$(4,124,752)	$(2,164,370)	$(26,656,723)

Loss per common share - basic and diluted	$(.004)	$(0.11)	$(.014)	$(1.06)

Weighted average number of shares outstanding - basic and diluted	134,044,183	36,045,321	110,743,326	25,256,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,164,370)	$(26,425,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,828,589	20,774,533
Write-down of fixed assets	-	326,985
Excess of initial derivative liability over debt discount	-	-
Debt discount amortization	-0-	3,234,533
Changes in operating assets and liabilities:
Other Assets		(85,836)
Accounts payable	-	-
Accrued liabilities	367,625	871,644
Net Cash Used in Operating Activities	(31,844)	(1,303,711)
CASH USED IN INVESTING ACTIVITIES
Net Cash Used in Investing Activities	(-0-)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	175,000	114,781
Proceeds from convertible debentures	-0-	1,066,958
Net Cash Provided by Financing Activities	175,000	1,181,739
Increase (Decrease) in cash	143,156	(121,972)
Cash - Beginning of period	-0-	136,058
Cash - End of period	$143,156	$14,086
Interest paid	-	-
Taxes paid	-	-
Non-cash Transactions:
Stock issued to settle accrued compensation	$467,000	$-
Dividend to preferred stockholders		230,827
Conversion of debt plus accrued interest to equity	2,706,224	$1,036,959
Common stock issued for leasehold improvements		$26,000
Acquisition of assets for issuance of debt		$-
Beneficial conversion feature under convertible debt		$275,209
Fair value of warrants issued with convertible debt		$791,749
Distribution to stockholder	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - COMPANY AND BASIS OF PRESENTATION:

General

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation that offers air combat training, mid-air refueling, ground-threat support, aerial fire-fighting, and specialty aerial services to the U.S. and Foreign Militaries and other Federal and State Agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances.

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

Aero is a Utah corporation, which was incorporated on July 31, 1984 under the name Diversified Resources Group, Inc. Aero was a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services. Effective January 1, 2006, Aero became a development stage company as it was devoting all of its present efforts to securing and establishing a new business. Accordingly, the accompanying consolidated financial statements for 2008 represent the cumulative financial statements from the commencement of the development stage through September 30, 2008

Basis of Presentation

The results for the third quarter of 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at September 30, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-KSB for the year ended December 31, 2007.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of September 30, 2008 of $6,850,913.

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

As of September 30, 2008 and 2007, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the three and nine months ended September 30, 2008 and 2007.

The Aircraft acquired pursuant to the June 2006 Asset Purchase Agreement (Note 5) were stationed in the Ukraine awaiting for disassembly and shipment to the United States of America. Additional modifications would be necessary to make them operational for use within the United States of America. The Company estimates that it would cost cost approximately $200,000 to ship the MIGs to the United States of America, and approximately $420,000 to get the MIGs fully operational. In December 2007, the Company was notified by the note holder of the note issued in connection with the June 2006 Asset Purchase Agreement, that the Company was in default of the agreement and that the holder was exercising their right to repossess the equipment. As a result, the Company recorded a charge of $6,740,000 which is included a write-down of fixed assets in the accompanying consolidated statement of operations. The note associated with this purchase was settled in the second quarter of 2008. The note balance including accrued interest and principle was for approximately $2.7 million was settled for 50 million shares of common stock. This settled all demands between the Company and the Company the asset was acquired from.

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

As of September 30, 2008, the Company had no derivative financial instruments.

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

NOTE 4 – SALE OF STOCK

Pursuant to a 2007 Securities Purchase Agreement, in September 2007, the Company sold to four investors 382,663 shares in the aggregate of restricted Common Stock at a purchase price of $0.30 per share. The gross proceeds of this offering totaled $114,781. Under the terms of the Securities Purchase Agreement, TADS offered to sell a total of 3,333,333 shares, which could be increased to 4,000,000 shares at the sole discretion of the Company. The share purchase price carries certain anti-dilution rights whereby the share purchase price may be amended as follows: if the average closing price, as quoted in the Wall Street Journal, of the shares, during the 30-day period following the closing of the offering, is less than the share purchase price, then the new share purchase price shall become the anti-dilution reference price, and additional shares shall be issued to reflect the new share purchase price. Notwithstanding any of the above, the new, share purchase price shall not be less than $0.15. As a result of a decline in the price of the Company’s Common Stock, the anti-dilution rights kicked in and an additional 382,663 were issued in January 2008. Subsequently, pursuant to certain protective rights granted to the Investors in the Share Purchase Agreement, on January 23, 2008, and additional 382,666 shares of Common Stock was issued to the Investors, which effectively changed the purchase price of the Common Stock to $0.15 per share. Additionally, a fee of $14,500 and 114,800 shares of Common Stock was paid to an introducing agent as an introduction and expense fee.

Pursuant to a Securities Purchase Agreement, in May, 2008, the Company sold 2,500,000 shares of restricted Common Stock in the aggregate to two investors at a purchase price of $0.01 per share. The gross proceeds of the offering totaled $25,000.

Pursuant to a Securities Purchase Agreement, in September 2008, the Company sold 30,000,000 shares of restricted Common Stock in the aggregate to two investors at a purchase price of $0.01 per share. The gross proceeds of the offering totaled $300,000.

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

Convertible Debentures

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

First Quarter of 2008

Between January 1, 2008 and March 31, 2008, the Company received proceeds of loans totaling $343,873. The Debentures are convertible into TADS 6,877,460 shares of Common Stock at a conversion price of $0.05 per share and provide for warrants to purchase 6,877,460 shares of TADS Common Stock at an exercise price of $0.05. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $.05 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $343,873 were allocated 25% or $86,084 to the Debentures and 75% or $257,789 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Second Quarter of 2008

Between April 1, 2008 and June 30, 2008, the Company received proceeds of loans totaling $357,151. The Debentures are convertible into TADS 17,857,252 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $357,151 were allocated 30% or $107,145 to the Debentures and 70% or $250,006 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Third Quarter of 2008

Between July 1, 2008 and September 30, 2008, the Company received proceeds of loans totaling $95,489. The Debentures are convertible into TADS 4,774,450 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $95,489 were allocated 25% or $23,872 to the Debentures and 70% or $71,617 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Additional Indebtedness

Between July 1, 2008 and October 15, 2008, the Company received proceeds of Short-Terms loans totaling $477,145. The Short-Term loans carry a term of one year, an interest rate of 12%, and 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term loans and repayment of the Short-Term loans, which reference price is currently $0.01 and is equal to 47,714,500 shares of the Company’s Common Stock.

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

In the second quarter of 2008, the Company issued 496,617 shares of restricted Common Stock to Jack Ramsden in connection with the conversion of a Convertible Promissory Note of the Company in the aggregate amount of $74,492, including $55,000 of principle and $19,494 of accrued interest, at a conversion price of $0.15.

Agreement to Convert All Outstanding Convertible Promissory Notes

In the second quarter of 2008, the Company reached an agreement with holders of all of its Convertible Promissory Notes to convert all Convertible Promissory Notes and cancel all associated Warrants, in exchange for a reduction in the conversion price to $0.02 of all outstanding Convertible Promissory Notes.

Cancellation of Indebtedness and Return of Assets

On May 29, 2008, the Company and Cambar & Associates (“Cambar”) executed a Settlement and Release Agreement. In December, 2006, TADS assumed from AeroGroup an indebtedness owed to Cambar (the “Cambar Note”) of a principle amount of $2,200,000 for the purchase of two MiG-29 aircraft and four flight simulators (the “Cambar Assets”), which indebtedness included interest to be paid on the principle.

With this Settlement and Release Agreement, the Company agreed to relinquish the Cambar Assets to Cambar, and issue to Cambar 50,000,000 Shares, as payment in full and final settlement for any claims Cambar may have against the Company, and Cambar agreed to reclaim the Cambar Assets, cancel the Cambar Note including any accrued and unpaid interest, and return to the Company for retirement the 1,000,000 Shares issued in the aggregate to Cambar and NATA as compensation for interest due on the Cambar Note in 2007, as payment in full and final settlement for any claims the Company may have against Cambar.

Issuance of Common Stock

Issuance of Common Stock to Cambar & Associates and NATA

The Company issued 500,000 restricted shares of Common Stock to NATA in the second quarter of 2007 and 500,000 restricted shares of Common Stock to Cambar & Associates in the third quarter of 2007, as compensation for interest due on the Cambar Note. Notwithstanding the above, NATA and Cambar & Associates have agreed to retire the shares as per the Settlement and Release Agreement described above. The Company issued an additional 40,000,000 restricted shares of Common Stock to NATA and 10,000,000 restricted shares of Common Stock to Cambar & Associates in the third quarter of 2008, as per the terms of the Settlement and Release Agreement described above. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Fred Daniels

The Company issued an aggregate of 405,000 restricted shares of Common Stock to Mr. Fred Daniels in the first and third quarters of 2007, as compensation for service as an Officer of the Company. The Company issued an additional 1,100,000 restricted shares of Common Stock to Mr. Fred Daniels in the third quarter of 2008 as further compensation for service as an Officer and Director of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Mark Daniels

The Company issued an aggregate of 1,600,000 restricted shares of Common Stock to Mr. Mark Daniels in the second quarter of 2007, as compensation in lieu of accrued and unpaid salary for his service as President and Chief Executive Officer of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Mark Daniels Irrevocable Trust III

The Company issued an aggregate amount of 105,000,000 restricted shares of Common Stock to Mark Daniels Irrevocable Trust III in the 3 rd quarter of 2008, notwithstanding the above, however, 52,500,000 of these shares were issued in error and have been noted by the Company’s transfer agent for retirement upon tender to the transfer agent. The shares were issued in consideration for Mr. Daniels executing a long-term employment agreement with the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Victor Miller

The Company issued an aggregate of 810,000 restricted shares of Common Stock to Mr. Victor Miller in the second quarter of 2007, as compensation in lieu of accrued and unpaid salary for his service as an Officer of the Company. The company issued an additional 2,400,000 restricted shares of Common Stock to Victor Miller in the 1 st quarter of 2008 in consideration of Mr. Miller retiring his 2,400,000 Series A Preferred shares, notwithstanding the above, however, the 2,400,000 shares of Common Stock remain in the possession of the Company and will be cancelled because as of October 15, 2008, it has not yet received confirmation from the transfer agent of the Company of the retirement 2,400,000 Series A Preferred shares. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Alexis Korybut

The Company issued an aggregate of 30,000,000 restricted shares of Common Stock to Mr. Alexis Korybut in the first quarter of 2008, as compensation for serving as additional President, Chief Executive Officer, Treasurer, and Principle Accounting Officer of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to John Farley

The Company issued an aggregate of 150,000 restricted shares of Common Stock to Mr. John Farley in the first and third quarters of 2007, as compensation for his service as an Officer of the Company. The Company issued an additional 100,000 restricted shares of Common Stock to Mr. John Farley in the first quarter of 2008, as compensation as an independent provider of services to the Company. The Company issued an additional 300,000 restricted shares of Common Stock to Mr. John Farley in the third quarter of 2008, as compensation as an independent provider of services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Lawrence Cusack

The Company issued 600,000 restricted shares of Common Stock to Mr. Lawrence Cusack in the first quarter of 2008, as additional compensation for serving as an employee of the Company. The Company issued an additional 400,000 restricted shares of Common Stock to Mr. Lawrence Cusack in the third quarter of 2008, as consideration for accrued and unpaid salary for serving as an employee of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Pete Maffitt

The company issued 500,000 restricted shares Common Stock to Peter Maffitt, a Director of the Company, in the 2nd quarter of 2008 as compensation for acting as a Director of the Company. The company issued an additional 1,000,000 restricted shares of Common Stock to Peter Maffitt in the 3 rd quarter of 2008 as further compensation for acting as a Director of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Charles DeAngelo

The company issued 250,000 restricted shares of Common Stock to Charles DeAngelo, a Director of the Company, in the 2nd quarter of 2008 as compensation for acting as a Director of the Company. The company issued an additional 250,000 restricted shares of Common Stock to Charles DeAngelo in the 3 rd quarter of 2008 as further compensation for acting as a Director of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to ZA Consulting

The Company issued 250,000 restricted shares of Common Stock to ZA Consulting Group in the first quarter of 2007, as compensation for investor relations services and related consulting services. The Company issued an additional aggregate of 6,000,000 restricted shares of Common Stock to ZA Consulting Group in the third quarter of 2008 in connection with a Settlement and Release Agreement reached between the parties in the third quarter of 2008 and in connection with future consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Gary Corley

The Company issued 200,000 restricted shares of Common Stock to Mr. Gary Corley Esq. in the fourth quarter of 2007, as compensation for legal services. The Company issued an additional 3,000,000 restricted shares of Common Stock to Mr. Gary Corley Esq. in the third quarter of 2008 as compensation for legal services. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Economic Advisors, Inc.

The Company issued an aggregate of 114,800 restricted shares of Common Stock to Economic Advisors, Inc. in the fourth quarter of 2007 and the first quarter of 2008, as compensation for introducing certain accredited investors to the Company. The Company issued an additional 18,000,000 restricted shares of Common Stock to Economic Advisors, Inc. in the third quarter of 2008 in connection with a Settlement and Release Agreement reached between the parties in the third quarter of 2008. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Federal Financial Partners, LLC

The Company issued an aggregate of 1,600,000 shares of restricted Common Stock to Federal Financial Partners, LLC in the first and third quarters of 2007 as compensation for consulting services to the Company. The Company issued an additional 4,000,000 shares of restricted Common Stock to Federal Financial Partners, LLC in the 1 st quarter of 2008 in lieu of accrued and unpaid compensation. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Northrop Defense Consulting Corp.

The Company issued an aggregate of 2,800,000 shares restricted shares of Common Stock to Northrop Defense Consulting Corp in the third quarters of 2007, notwithstanding the above, Northrop Defense Consulting Corp has returned said shares to the Company for further retirement. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Joint Strategy Group, LLC

The Company issued 5,000,000 restricted shares of Common Stock to Joint Strategy Group, LLC in the first quarter of 2008, as compensation for consulting services to the Company. The Company issued an additional 20,000,000 restricted shares of Common Stock to Joint Strategy Group, LLC in the third quarter of 2008, as consideration for executing a long-term consulting services agreement with the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Thomas Pierson

The Company issued 100,000 restricted shares of Common Stock to Thomas Pierson in the first quarter of 2008 as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Charles Pearlman

The Company issued 50,000 restricted shares of Common Stock to Charles Pearlman in the second quarter of 2008 as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Plumtree Capital Management LLC

The Company issued 4,000,000 restricted shares Common Stock to Plumtree Capital Management LLC in the third quarter of 2008 as compensation for accrued and unpaid consulting fees and expenses. No registration rights were issued in connection with these shares.

Issuance of Common Stock to M&A Advisors LLC

The Company issued 2,000,000 restricted shares of Common Stock to M&A Advisors LLC in the third quarter of 2008 as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to TCI Global Trading Ltd

The Company issued 30,000,000 restricted shares of Common Stock to TCI Global Trading Ltd in the third quarter of 2008 as consideration for executing a long-term consulting services agreement with the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Eurotrust Capital SPA

The company issued 1,500,000 restricted shares of Common Stock to Eurotrust Capital SPA in the third quarter of 2008 as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Marc Brannigan

The company issued 7,000,000 restricted shares of Common Stock to Marc Brannigan in the third quarter of 2008 as compensation for accrued and unpaid consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Brad Baker

The company issued 250,000 restricted shares of Common Stock to Brad Baker in the third quarter of 2008 as compensation for serving on the board of advisors of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Donald Goldstein

The company issued 1,000,000 restricted shares of Common Stock to Donald Goldstein in the third quarter of 2008 as compensation for prior service on the Board of Directors of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to the Sassin Law Firm

The Company issued 666,667 restricted shares of Common Stock to the Sassin Law Firm in the third quarter of 2008 as compensation for legal services. No registration rights were issued in connection with these shares.

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

elect one director to the Company’s board of directors;

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

In addition, the Series A Preferred Stock:

has weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect may be converted into Common Stock at the option of the holder.

Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007 because their inclusion would have had been anti-dilutive.

NOTE 5 - CONVERTIBLE DEBENTURES

As part of the reverse acquisition, the Company assumed Convertible Debentures issued by Aero. During the period May 2002 through December 31, 2006, Aero sold 4,715,895 Convertible Debentures (“Debentures”), along with Debenture Warrants to purchase 23,968,315 shares of common stock of Aero which were assumed by the Company at exercise prices ranging from $.15 to $1.00.

Debentures and Debenture Warrants as of September 30, 2008 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	$1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
2007 - Issued	1,353,677	9,776,494
2007 - Converted/Exercised	(754,660)	(8,530,755)
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,712,761
Unamortized debt discount	(2,076,820)

Net Carrying Value at September 30, 2008	$4,950,853

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

NOTE 6 - CONVERTIBLE NOTES PAYABLE:

The following table summarizes the Convertible Notes Payable at December 31, 2007 and September 30, 2008:

Promissory note (1)	$2,200,000
Secured promissory note (2)	1,100,000
Accrued interest on assumed notes	542,654
3,842,654
Less: current portion	-
Long-term portion	3,842,654
Less: Unamortized discount (3)	(1,096,829)
Balance at December 31, 2007	2,745,825
Settlement of debt in exchange for common stock	$(2,745,825)
Balance at September 30, 2008	-0-

In connection with the Asset Purchase Agreement entered into in June 2006, Aero incurred the following debt:

(1)
A $2,200,000 promissory note that was assumed by Aero in connection with the June 2006 acquisition by Aero of the two MIG 29 aircraft and flight simulators that were ultimately acquired by Tactical Air Defense Systems. Under the terms of the note, it has a principal balloon payment in thirty-nine months of the original agreement which was dated December 31, 2005. Interest is payable at a rate of eight percent per annum. There is no penalty for payment before the maturity date. This note was assumed by TADS as part of the acquisition by TADS (Note 3) and the debt is convertible into TADS common stock at a price of $0.50 per share during the one month period prior to the maturity date. In December 2007, the Company was notified by the note holder of the note issued in connection with the June 2006 Asset Purchase Agreement that the Company was in default of the agreement and that the holder was exercising their right to repossess the equipment. As a result, the Company recorded a charge of $6,740,000 which is included as a write-down of fixed assets in the accompanying consolidated statement of operations.

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

NOTE 7 - INCOME TAXES:

There is no provision for income taxes for the years December 31, 2007 and 2006. The Company has minimal net operating loss carry forwards for income tax purposes at September 30, 2008. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

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

Warrants

At December 31, 2007 and September 30, 2008 the Company has outstanding warrants to purchase common stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued - 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued - 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - 2007 - Debenture Warrants	9,776,494	$0.14
Issued - 2007 - Financing Warrants	1,259,822	$1.25
Exercised - 2007	(8,530,755)	$(0.15)
Balance at December 31, 2007 and September 30, 2008	26,473,876	$0.20
Potential Proceeds Assuming all Exercised at September 30, 2008	$5,340,000

NOTE 8 – COMMITMENTS:

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

Debt Issuances

During the period January 1, 2008 through April 15, 2008, the Company received loan proceeds of $xxx in connection with various loans, entered into with an unrelated party. The loans provide for interest at an annual rate of 12%. The loans are due within three years of issuance. The loans are convertible into shares of common stock at a conversion rate of $0.05 per share and provide for warrants to purchase shares of common stock at an exercise price $0.05 per share.

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

Corporate History

Tactical Air Defense Services, Inc. (TADS) is a Nevada public corporation that offers air combat training, mid-air refueling, ground-threat support, aerial fire-fighting, and specialty aerial services to the U.S. and Foreign Militaries and other Federal and State Agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances.

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

•
Assignments of Provisional applications for utility patents  filed relating to methods of operational training uses of fighter aircraft by civilian corporations of these types of military aircraft for training of military personnel, specifically F-16, Pat. Pend. 60805870; Kfir, Pat. Pend. 60805885; A-4 Skyhawk, Pat Pend. 60805877; and MiG 29, Pat Pend. 60805888.

AeroGroup has provided operational training support for F-16 Flight training with the Royal Netherlands Air Force in Melbourne Florida in 2003 and in Jacksonville Florida in 2004.

Plan of Operation

NINE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

There was no revenue or operating costs for the nine months ended September 30, 2008. For the same nine months ended September 30, 2007 the Company had no revenue and had operating costs of $170,335.

Selling, general and administrative expenses decreased from $22,000,833 for the nine month period ended September 30, 2007 to $1,612,770 for the nine month period ended September 30, 2008 due to costs in 2007 issued for consulting and professional services via issuance of common stock.

Other income (expenses) for the nine months ended September 30, 2008 decreased to $551,600 from $4,254,728 for the nine month period ended September 30, 2007. The change was due to less interest expense for loans that were either converted or cancelled in the current period.

Net loss decreased from $2,164,370 for the nine month period ended September 30, 2007 to $26,656,723 for the nine month period ended September 30, 2008, due to the above analysis of Income and Expenses.

Current Assets

Cash increased from $-0- at December 31, 2007 to $143,156 at September 30, 2008, primarily as a result of the sale of common stock and loans in the current period.

Total assets increased from $88,000 at December 31, 2007 to $231,156 at September 30, 2008, primarily as a result of the increase in cash discussed above.

Current liabilities decreased from $8,761,668 at December 31, 2007 to $7,082,069 at September 30, 2008, due to the conversion of a notes payable in the current year.

THREE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

There was no revenue or operating costs for the three months ended September 30, 2008. For the same three months ended September 30, 2007 the Company had no revenue and had operating costs of $1,073.

Selling, general and administrative expenses decreased from $2,201,783 for the three month period ended September 30, 2007 to $620,746 for the three month period ended September 30, 2008 due to costs in 2007 issued for consulting and professional services via issuance of common stock.

Other income (expenses) for the three months ended September 30, 2008 decreased to $-0- from $1,810,203 for the nine month period ended September 30, 2007. The change was due to less interest expense for loans that were either converted or cancelled in the current period.

Net loss decreased from $4,124,752 for the three month period ended September 30, 2007 to $620,746 for the three month period ended September 30, 2008, due to the above analysis of Income and Expenses.

Liquidity and Capital Resources

Our business involves the ownership, operation and maintenance of jet aircraft, which typically require significant amounts of capital. Some of our anticipated one time and ongoing expenses are discussed below.

Our predecessor, AeroGroup, has had no revenues during 2006. We had no revenues during the year 2007 and year to date 2008. We anticipate that our current cash on hand of $143,000 as of September 30, 2008 is sufficient to satisfy our cash requirements only through the end of 2008. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months in order to complete our business plan.

We have funded our operations and met our capital expenditures requirements primarily from the issuance of convertible debt securities and warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

PART II - OTHER INFORMATION
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

TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business except as described in Part II, Item 1 above. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

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

Issuance of Shares of Common Stock for Services

During the period ended June 30, 2008, the Company issued a net aggregate 53,835,360 shares of Common Stock in satisfaction of invoices and obligations to various services providers, employees, executives and consultants. These shares of Common Stock are restricted and no registration rights were granted in connection with these issuances.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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
November 19, 2008
	By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)