Form 10-K
period 2008-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2009-04-15
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 333-79405

Tactical Air Defense Services, Inc.
(Name of small business issuer on its charter)

NEVADA	88-0455809
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

1515 Perimeter Rd
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on April 10, 2009, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $750,000 . For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

Forward Looking Statements

This Annual Report on Form 10-K and all other reports filed by Tactical Air Defense Services, Inc., a Nevada corporation (“TADS” or the “Company”), from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of TADS as well as estimates and assumptions made by TADS management. When used in the filings the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to TADS or its management, identify forward looking statements. Such statements reflect the current view of TADS and with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to TADS, its ability to raise capital and to acquire, lease and operate F-16 or other fourth generation aircraft in order to fulfill its contracts, its ability to acquire, lease and operate air-to-air tanker refueling aircraft, its ability to complete and maintain parts, safety and maintenance programs that will be acceptable to the government contracting parties that it does business with, its ability to procure and fulfill government contracts, and its results of operations and any businesses that may be acquired by TADS. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I

All references in this Annual Report on Form 10/K to the “Company,” “we,” “our,” or “us,” ” refer to TADS and its subsidiaries as constituted subsequent to the acquisition of substantially all of the assets of AeroGroup Incorporated on December 15, 2006, except where the context makes clear that the reference is only to TADS. Information about the Company and the principal terms of this acquisition are set forth below.

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

The executive offices of TADS are located in West Palm Beach, Florida.

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

Through an exclusive lease arrangement, TADS has the only Soviet ILyushin IL-78/76 aircraft in the U.S. In addition to their mid-air refueling capabilities, the ILyushin aircraft are the only planes ever built for the purpose of aerial fire-fighting, and are recognized as far superior to any other aircraft in existence for this purpose. The ILyushin aircraft are dedicated water-bombers that are capable of quickly and efficiently disbursing large quantities of water or fire retardant to defeat the increasing damage from the extensive forest fires in the Western U.S. and other areas. Due to the escalating forest fire crisis in the Western U.S., and the unique capabilities and exclusivity of its ILyushin aircraft, TADS has experienced significant interest for fire-fighting services from both Federal and State Agencies.

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

In June of 2006, AeroGroup, through its subsidiaries, acquired two MiG 29 aircraft in Ukraine, and four flight simulators (which we then purchased from AeroGroup in the AeroGroup Acquisition) from three entities controlled by Mark Daniels, a Director, majority beneficial shareholder, and an Officer of TADS. AeroGroup also acquired various government licenses and permits that enable it to trade, own and operate military class aircraft and to bid for government contracts. Specifically, AeroGroup acquired the following intellectual property from Mark Daniels:

●	Copyrights to a specialized F-16 Fighter Aircraft training course syllabus, specially created by AeroGroup in training pilots to use this aircraft’s Flight Control Navigation Panel; and

●
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

Air Combat Training

Air combat training exercises are currently conducted by the training commands of the United States Air Force, United States Navy, and of most of our NATO, SEATO, and foreign allies. Neither the U. S. Department of Defense (the “DoD”) nor its allies have sufficient personnel, support equipment, or access to foreign enemy aircraft, to meet current demand. In many instances our European allies have neither the facilities nor the extensive airspace required for fighter combat training or fighter bombing training that TADS can provide.

TADS intends to provide the highest standard of air combat training to the U.S. military and its allies, and to other domestic and foreign agencies.

 U.S. Military Training

A crucial component to aerial combat training involves training against actual foreign adversary aircraft which are typically Russian, ex-Soviet block, or Chinese. However, because the U.S. military has little to no access to “enemy” aircraft, the status-quo has been to use aged U.S. military aircraft operating as the adversarial or “Red Air” aircraft. The status-quo leaves much to be desired because aged U.S. military aircraft do not possess the flying characteristics or capabilities of sophisticated enemy combat aircraft, nor do they emit the same electronic, radar, or visual signals.

Through its agreement with a U.S. company licensed by the U.S. DoD to import foreign weapons of war and one of only five companies in the world approved by the Ukrainian Ministry of Defense to purchase and export military equipment, TADS can provide unique Red Air aggressor squadrons consisting of the only 4 th  generation MIG 29’s, Sukhoi SU-27’s, and ILyushin IL-78’s available in the U.S., and which aircraft are the actual fighter aircraft currently used by substantially all of the former Soviet block countries and non-allied nations.

In connection with contracts to provide adversary combat aircraft to the U.S. military, TADS would supply various support services such as adversary pilots, parts and service and maintenance of the adversary aircraft, tactical training, actual aggressor simulated combat, and classroom instruction.

TADS, through AeroGroup, has been awarded a $207 million government contract to provide air combat training and support to the U.S. military. The contract has been finalized and awarded to TADS, the funding amount has been stipulated, and the requirements of the contract have been established. TADS is now awaiting for the contract to be “tasked” by various customers which require the services established in the contract, for the final definitive contract face page to be signed, and for the funds are MIPRed from the customers and secured for the contract. Although TADS believes that the $207 million contract awarded to TADS will be “tasked”, signed, and the funds MIPRed and secured, no assurances can be given.

Foreign Air Combat Training

Unlike the training of the U.S. military, air combat training of foreign allied militaries typically entails air combat training techniques and strategies using U.S. military aircraft such as the F-16, which such foreign militaries have already purchased. Although a commercial endeavor, it has been a strategic decision of the U.S. government to supply U.S. fighter aircraft to its allies. However, the ability and resources of the U.S. military to thereafter train the foreign purchasers of its aircraft is extremely limited and sub-par.

As a result, there is a backlog of allied countries that have purchased F-16’s and other U.S. fighter aircraft, and that have immediate and ongoing need for air combat training. TADS is able to offer to foreign militaries actual combat training from highly experienced U.S. fighter pilots, classroom training, and parts, service, and maintenance protocols for their aircraft. TADS also has the capability to either train on foreign soil and foreign military bases to fulfill multi-year contracts, or to provide a turn-key solution by hosting foreign militaries on U.S. soil, and therein provide not only pilots, training protocols, and parts, service, and maintenance, but also the air-bases, bombing ranges, fueling services, housing requirements, etc.

TADS is currently fulfilling a $6.4 million contract for the Belgian Air Force (“BAF”). The BAF contract was awarded to TADS in October of 2007, and tasked in March of 2008. The contract requires classroom and air combat training using F-16’s at the Kleine-Brogel Air Base in Belgium, using BAF facilities, equipment, and materials, and initially consists of two F-16 instructor pilots. The BAF has expressed interest in increasing the number of pilots after year-one, although no assurances can be given that this event will occur.

Through the BAF contract, TADS has also recently graduated four pilots from the Air Force of a Middle-Eastern ally, and is currently pursuing a direct contract for additional training services with said allied Air Force, although no assurances can be given that a final contract will be awarded to TADS.

In addition, TADS is currently in the early phases of air combat training contracts with other allied and NATO countries to provide F-16 training, support, and services, and although TADS believes that it is well-positioned to be awarded any and all of these foreign contracts, no assurances can be given.

Ground-Threat Support

The U.S. military regularly trains against “enemy” ground-threats, typically Russian and Ukrainian Air Defense surface-to-air missile systems.  These systems make up approximately 95% of all known ground-threats used by perceived hostile states and groups around the world such as North Korea, Syria, Iran, the Taliban, etc.

Notably, however, the U.S. DoD has been unable to acquire and support working examples of said Russian and Ukrainian systems with which to train. As a replacement, the U.S. military uses replica or “same signal” practice units which offer a sub-par training experience due to at times materially different physical and electronic characteristics.

To the best of our knowledge, TADS, through its agreement with a supplier of Russian systems, is the only U.S. company able to provide and support Russian and Ukrainian joint-threat emitter (“JTE”) systems in good working condition, and as a result we can provide a much more effective and value-added training experience to the U.S. and allied militaries.

As a direct consequence of our proposals to several DoD entities, a public Request for Information was issued, and TADS, through its agreement with the supplier of Russian systems, proposed selling this equipment with support contracts to operate and maintain the equipment. It was determined that TADS through said supplier was the only company capable of providing and operating this equipment, and we are currently waiting for funding to be issued to be awarded a contract.

Although said JTE contract is anticipated be initially be budgeted for $5 million, the JTE program budget is approximately $500 million per year, and we anticipate, but cannot guarantee that TADS will be awarded a final JTE contract, that said contract budget will be expanded from the initial $5 million, and that TADS is well-positioned to be awarded additional ground-threat support contracts.

Mid–Air Refueling

As demonstrated by the debacle between Boeing and AES in the awarding of the next generation of mid-air refueling aircraft, mid-airrefueling is big business, and the U.S. fleet of mid-air refueling aircraft, which were all built in the 1950’s and 1960’s, is operating well below the required levels. With its aging fleet and the uncertainty of the delivery of new tankers, there is an immediate need for the military to outsource re-fueling training.

TADS operates the only ILyushin IL-78 refueling tanker aircraft available in the U.S., and is in the process of acquiring additional aircraft. The IL-78 is used for mid-air refueling by most air forces in the world including Russia, most former Soviet republics, China, India, Pakistan, Cuba, Libya, Syria, and many others. The TADS IL-78 is the Midas version, which is presently undergoing final preparation by TADS in Texas for certification, and is configured for mid-air refueling. It is capable of re-fueling at an airspeed exceeding 400 knots, and can deliver fuel to three aircraft simultaneously. TADS will provide its IL-78 for re-fueling during air combat training sessions and for contract re-fueling of U.S. military squadrons.

TADS is currently in Phase IV, the final phase, of $207 million government contract, a part of which provides airborne refueling training and ancillary services, and we anticipate but cannot guarantee that this will lead to execution and fulfillment of a contract.

In preliminary discussions with TADS, U.S. DoD representatives expressed their intentions to contract with TADS for the use of its fleet of IL-78’s for mid-air refueling services as soon as it is operational, although no assurances can be given that these discussions will lead to the awarding of a final contract to TADS.

In addition, as the only company able to provide an IL-78 within the U.S., TADS has been asked by a large U.S. defense contractor to provide an IL-78 and support for approximately 500 hours of flight-time. TADS is currently in advances discussions, and anticipates receiving a letter-of-intent in due course, although no assurances can be given. Said defense contractor is a manufacturer of fighter jets, and is in the final stages of signing a contract with a foreign ally which has requested that the defense contractor demonstrate that the fighter jets to be purchased can be refueled specifically from an IL-78.

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

TADS is exploring opportunities with State and Federal agencies in connection with providing aerial fire-fighting services to combat the seemingly ever-growing devastation of forest fires, and anticipates but cannot guarantee that these discussions will lead to the final award of a contract in 2009 or 2010.

Specialty Aerial Services

In addition to its use as a mid-air refueling aircraft and as an aerial fire-fighter, the unique characteristics of the IL-78/76 “super-tanker” make extremely desirable for a number of specialty aerial services.

Versatile Cargo Support

The IL78/76 aircraft is a versatile workhorse that can be configured for heavy cargo and used for transport of military vehicles and equipment, and commercial air cargo services. The IL-78/76 has unique performance capabilities and is famous for its ability to operate in extreme conditions and from marginal landing areas.

TADS is currently in discussion with a division of the U.S. DoD to supply helicopter transport services, and anticipates but can be assured that a letter-of-intent is forthcoming. The criteria for such services are anticipated to be no less than 1,000 hours per year.

Oil-Spill Support

The IL78/76 is also very well suited to address the problem of ocean oil-spills. Currently, smaller aircraft are deployed to drop specific chemicals onto oil-spills which cause the oil to coagulate and thereby aid in clean-up. TADS has had initial discussions, in connection with providing an IL-78/76, with a number of private contractors engaged in this operation.

Competition

The capabilities of companies which provide similar air combat training services are limited. Typically, our competitors operate a small number of older-generation aircraft. They therefore generally neither have the aircraft required to fulfill the current contracts in the awards process, and nor do they have the infrastructure necessary should they be awarded a contract. TADS will contemplate the acquisition of competing operators having additional assets, to ensure TADS’ superiority in the air combat training, re-fueling, air support, and fire-fighting businesses.

As the only company able to offer the services of an ILyushin IL-78/76 in the U.S., TADS is positioned to be awarded contracts which require the specifications of the ILyushin aircraft for mid-air refueling, fire-fighting, and specialty air services.

In addition, TADS is not aware of any other U.S. company which can procure, support, and maintain Russian or Ukrainian ground-threat support equipment. The U.S. DoD itself has attempted to supply and maintain such equipment, but has been able only to supply non-functioning equipment which provide only a visual target for its combat pilots, and not the specific electronic signals emitted by Russian and Ukrainian equipment against which our military operates.

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

Development of Programs

During fiscal 2005 we spent approximately $88,000 in developing our training syllabus with no expenditures in fiscal 2006, fiscal 2007, or as of December 31, 2008 for these programs. We believe that we are required to have a strong and efficient training syllabus in order to maintain and bid for additional military training contracts. We have also begun development of an approved parts program, a safety program and maintenance program, all of which are required to be in effect prior to being tasked on any military contracts.

AeroGroup Assets Acquired

The AeroGroup assets (the “AeroGroup Assets”) acquired from AeroGroup in December 2006 include:

●
Two MiG 29 “Fulcrum” fighter aircraft, which were appraised in late 2005 at $2,800,000 each (pre-modification) which are located in the Ukraine and are being prepared to be shipped to the United States for reassembly;

●
Four Singer Link tactical jet simulators, and related equipment, recently appraised in late 2005 $285,000 each (pre-modification) currently located at the Company’s facility at the Grayson County Airport;

●	Assignments of copyrights to a specialized F-16 Fighter Aircraft training course syllabus, specially created by AeroGroup for training pilots to use this aircraft’s Flight Control Navigation Panel;

●
Assignments of provisional applications for utility patents   filed relating to methods of operational training uses of fighter aircraft by civilian corporations of these types of military aircraft for training of military personnel, specifically F-16, Pat. Pend. 60805870; Kfir, Pat. Pend. 60805885; A-4 Skyhawk, Pat Pend. 60805877; and MiG 29, Pat Pend. 60805888;

●	Assignment of a Federal Aviation Administration issued license as an Aircraft Dealer;

●
Rights as assignee under three subcontracts and one contract to provide combat, primary and other flight training, as well as training research, in the F-16 and various other types of aircraft to military personnel of the U.S. Armed Forces and to the armed forces of certain NATO aligned countries (the “Training Contracts”);

●	Assignment of a sublease of facilities at the Grayson County Airport in Grayson, Texas, including aircraft hangars, land and office space;

●	Assignment of an option to enter into an exclusive agreement with Air Support Systems, LLC, to lease IL-78 tanker aircraft which are used primarily in air-to-air refueling operations; and

It is intended that the AeroGroup Assets will be used by the Company in connection with both “basic flight training” and “combat flight training” of military pilots. The Company may use the its assets to provide U.S. and NATO military pilots with a “real life” opportunity to train against threat-type aircraft whose performance and flight characteristics are superior in some respects to those of U.S. and NATO fighter aircraft.

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

Since the AeroGroupo Acquisition, TADS has achieved a number of operational successes:

●	January 2007 –TADS is contracted through U.S. Army-RDECOM/CASU to provide pilot training and other aircraft services.

●
October 2007-Current – TADS through AeroGroup  is the first commercial company to provide F-16 pilot training to the Belgian Air Force, via a contract awarded through U.S. Air Force – Air Education and Training Command (AETC).

●
December 2007 – TADS executes an exclusive lease arrangement with Air Support Systems, LLC to lease the only Soviet ILyushin aircraft available in the U.S.  The ILyushin aircraft are the mid-air refueling aircraft of choice for non-U.S. militaries around the world, and are capable of refueling 3 aircraft simultaneously.  In addition, the ILyushin aircraft are the only planes ever made for the purpose of aerial fire-fighting and water-bombing, and are recognized as far superior to any other aircraft in existence for this purpose.

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

In June of 2006, AeroGroup, through its subsidiaries, acquired two MiG 29 aircraft in Ukraine, and four flight simulators (which we then purchased from AeroGroup in the AeroGroup Acquisition) from three entities controlled by Mark Daniels, a Director, majority beneficial shareholder, and an Officer of TADS. AeroGroup also acquired various government licenses and permits that enable it to trade, own and operate military class aircraft and to bid for government contracts. Specifically, AeroGroup acquired the following intellectual property from Mark Daniels:

●	Copyrights to a specialized F-16 Fighter Aircraft training course syllabus, specially created by AeroGroup in training pilots to use this aircraft’s Flight Control Navigation Panel;

●
Assignments of Provisional applications for utility patents   filed relating to methods of operational training uses of fighter aircraft by civilian corporations of these type of military aircraft for training of military personnel, specifically F-16, Pat. Pend. 60805870; Kfir, Pat. Pend. 60805885; A-4 Skyhawk, Pat Pend. 60805877; and MiG 29, Pat Pend. 60805888; and

●	Rights to the exclusive use of the AeroGroup name.

In addition, AeroGroup has provided operational training support for the Air forces of various allied countries:

●
July 2002 – AeroGroup is the first commercial company to provide Tactical Fighter support to the Royal Canadian Air Force.  AeroGroup began a program flying Hawker Hunter and A-4 Skyhawk fighter aircraft as adversary bandits in training Air Combat Maneuvers and Electronic Counter Measure training, similar as to the TopGun School that the U.S. Navy provides to U.S. pilots.

●
June 2003 – AeroGroup is the first commercial company to be given approval from the U.S. Department of State and SAF/IA (Secretary of the Air Force-International Affairs) to provide a first test-trial of F-16 Operational Detachment Support Training for Royal Netherlands Air Force (RNLAF) pilots and ground maintenance crews.

●
January 2004 – Second test-trial approved by the U.S. Department of State and SAF/IA for AeroGroup to provide F-16 Operational Detachment Support Training for RNLAF pilots and ground maintenance crews, which 3-month training exercise was unprecedented as it was the longest period that the RNLAF had conducted this type of training within the United States.

●
May 2005 through 2007 – Aerogroup is awarded and executes a contract from the United Kingdom Royal Air Force (RAF) via the Savannah Combat Readiness Training Center (CRTC), to provide ground handling and maintenance support for UK –AWACS aircraft at CRTC-Savannah, Shaw AFB, and the Beaufort, S.C. USMC base.

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

TADS is currently in discussion with potential customers in connection with providing aerial fire-fighting services to combat the seemingly ever-growing devastation of forest fires, and anticipates but cannot guarantee that these discussions will lead to the final award of a contract.

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

The BAF Contract is a 1-year contract which can be renewed annually for an additional 2 years in the aggregate. The BAF Contract was recently renewed for a second year.  The BAF Contract specifies providing classroom, flight, and combat training to the Belgian Air Force using up to 8 of our pilots. The Company is not required to provide either aircraft or facilities as both are provided by the Belgian Air Force.

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

 The F-16 Training Contract specifically requires that we have in place, prior to accepting performance obligations thereunder, parts, maintenance and safety programs that are satisfactory based on government standards. While we originally anticipated beginning performance on this contract in April 2007, we have not been able to do so as a result of interference by a third party. These programs are designed to ensure the reliability and dispatch readiness of our aircraft. We will be required to update and keep these programs current. We will be subject to regular inspections by the contracting party for compliance with these programs.

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

 Development of Programs

During fiscal 2005 we spent approximately $88,000 in developing our training syllabus with no expenditures in fiscal 2006, fiscal 2007, or fiscal 2008, for these programs. We believe that we are required to have a strong and efficient training syllabus in order to maintain and bid for additional military training contracts. We have also begun development of an approved parts program, a safety program and maintenance program, all of which are required to be in effect prior to being tasked on any military contracts.

Employees

As of December 31, 2008, we have five full time employees.

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

●
Two MiG 29 “Fulcrum” fighter aircraft, which were appraised in late 2005 at $2,800,000 each (pre-modification) which are located in the Ukraine and are being prepared to be shipped to the United States for reassembly;

●
Four Singer Link tactical jet simulators, and related equipment, recently appraised in late 2005 $285,000 each (pre-modification) currently located at the Company’s facility at the Grayson County Airport;

●	Assignments of copyrights to a specialized F-16 Fighter Aircraft training course syllabus, specially created by AeroGroup for training pilots to use this aircraft’s Flight Control Navigation Panel;

●
Assignments of provisional applications for utility patents   filed relating to methods of operational training uses of fighter aircraft by civilian corporations of these type of military aircraft for training of military personnel, specifically F-16, Pat. Pend. 60805870; Kfir, Pat. Pend. 60805885; A-4 Skyhawk, Pat Pend. 60805877; and MiG 29, Pat Pend. 60805888;

●	Assignment of a Federal Aviation Administration issued license as an Aircraft Dealer;

●
Rights as assignee under three subcontracts and one contract to provide combat, primary and other flight training, as well as training research, in the F-16 and various other types of aircraft to military personnel of the U.S. Armed Forces;

●	Assignment of a sublease of facilities at the Grayson County Airport in Grayson, Texas, including aircraft hangars, land and office space;

●	Rights to the exclusive use of the AeroGroup name; and

●	Assignment of an option to enter into an exclusive agreement with Air Support Systems, LLC, to lease IL-78 tanker aircraft which are used primarily in air-to-air refueling operations.

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

 WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC.  In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time.  You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

●	Actual or anticipated fluctuations in our future business and operating results;

●	Changes in or failure to meet market expectations;

●	Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

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

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.  THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

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

 Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent YEARSs from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS, AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects, and financial condition.

OUR BUSINESS PLAN RELIES ON SIGNIFICANT REVENUE FROM NATIONAL, STATE AND LOCAL GOVERNMENTS AND REDUCTION IN GOVERNMENT REVENUE COULD EFFECT OUR BUSINESS PLAN

A significant portion of our business plan relies upon our ability to successfully charge licensing and other fees to governmental agencies for our services.    The recent worldwide financial crisis, coupled with dramatic reductions in state revenues due to reduced property values and the economic downturn, creates substantial additional uncertainty in both the size and administration of governmental budgets.  In turn, our business plan may be adversely affected if governmental budgets are reduced, if any limitations or restrictions are placed upon the acquisition of new products or services like ours (such as a “freeze” on new products or services) or if expenditure priorities are changed, particularly if budgets available for emergency management services are reduced.    We believe that our services provide a key benefit to emergency managers and the general public,  and that we will ultimately be able to successfully market our services on a widespread basis  but we have no control over general economic conditions or the administration of public funds, so the actual timing of the rate of adoption is subject to additional uncertainty.    Should such uncertainties otherwise adversely affect the execution of our business plan, we will make appropriate adjustments to our plan, generally, and/or to the execution of our plan, specifically, in light of the then-available resources, existing prospects, and rapidly changing conditions.   By way of example, if our adoption rates in the governmental sector are significantly reduced, we may elect to curtail the growth of our operations, divert more resources toward the pursuit of private sector (rather than governmental) enterprises, adjust the pricing or terms of our offerings, or any combination of the foregoing.   In anticipation of the potential for a reduction in the short-term revenue from our services, particularly from our governmental prospects, we have already scaled back expenditures beyond previously planned levels.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to small business issuers.

ITEM 2. DESCRIPION OF PROPERTY

The Company’s address is 1515 Perimeter Rd., West Palm Beach, FL 33406, and the Company’s phone number is (561) 398-8196.

Tactical Air Defense Services, Inc. (TADS) is a Nevada public corporation that trades on the over-the-counter Bulletin Board under the ticker symbol of TADF.OB. TADS currently provides air combat training, and intends to provide mid-air refueling, aerial fire-fighting, ground-threat support, and other airborne support services to U.S. and foreign agencies including the U.S. Department of Defense, the defense departments of its allies, and other State and Federal agencies.

The executive offices of TADS are located in West Palm Beach, Florida. The aviation operations and training facilities are located at Grayson field, the former Perrin air force base, located in Denison, Texas.

Item 3. Legal Proceedings

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

TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than a threat of lawsuits from Sichenzia &Ross and General Searock.

Item 4. Submission of Matters to a Vote of Security Holders

On December 4, 2008, the Company filed a Form 14A Proxy Statement and sent same to all shareholders of record as of November 24, 2008, which required a vote of security holders at the Annual Meeting of Shareholders held on December 28, 2008 at the executive offices of the Company, in connection with:

(1)	To elect the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2009 or until their respective successor is duly elected and qualified; and

(2)	To ratify the appointment of Lawrence Scharfman & Co., CPA P.A. as the Company's independent certified public accountant; and

(3)	To increase the Company’s authorized shares from one billion shares to three billion shares and to enact a one for ten reverse stock split; and

(4)
To ratify the name change from Tactical Air Defense Services, Inc. to AeroGroup Incorporated, to be effective as of the filing of an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State; and

(5)	To transact such other business as may properly come before the Annual Meeting and any adjournment thereof.

All items proposed by the Company were approved by a majority of the shareholders of the Company.

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

Fiscal Period January 1 through December 31	High	Low
2008
December 31, 2008	$0.020	$0.010
September 30, 2008	$0.038	$0.015
June 30, 2008	$0.050	$0.020
March 31, 2008	$0.100	$0.020

2007
December 31, 2007	$0.80	$0.04
December 31, 2007	$0.90	$0.30
June 30, 2007	$1.19	$0.51
March 31, 2007	$3.49	$0.94

As of December 31, 2008 there were 237 record holders of TADS outstanding Common Stock and 2 record holders of TADS outstanding Series A Preferred Stock.

We have not declared or paid dividends to our stockholders during this or our three most recently completed fiscal years. We do not anticipate that we will pay dividends any time in the near future.

Shareholders of AeroGroup will not be issued any of the shares issued to AeroGroup itself. Additionally, any such distribution is likely to require registration under the Securities Act.

Recent sales of unregistered securities

The common and preferred stock issued to investors was sold based or issued on an exemption from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933.

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

Pursuant to a Securities Purchase Agreement, in September, 2008, the Company sold 30,000,000 shares of restricted Common Stock in the aggregate to two investors at a purchase price of $0.01 per share. The gross proceeds of the offering totaled $300,000.

Pursuant to a Securities Purchase Agreement, in December, 2008, the Company sold 3,000,000 shares of restricted Common Stock to one investor at a purchase price of $0.02 per share. The gross proceeds of the offering totaled $60,000.

Sale of Units

Pursuant to a 2006 Private Placement, in March, 2007, TADS sold to eleven investors an aggregate 629,911 units, each a “unit” at a purchase price of $0.55 per unit. Each unit is comprised of (i) one share of Common Stock, (ii) a Class A Warrant to purchase one share of Common Stock at $1.00 per share and expiring on March 2, 2008 and (iii) a Class B Warrant to purchase one share of Common Stock at $1.50 per share and expiring on March 2, 2010. The gross proceeds of this offering totaled $346,450. During 2006, TADS received the full advance from this financing.

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

 Year Ended December 31, 2007

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

Between July 1, 2007 and December 31, 2007, the Company received proceeds from loans totaling $229,234. The Debentures are convertible into 1,053,620 shares of TADS Common Stock at a conversion price range of $.20 to $.25 per share and provide for warrants to purchase 1,053,620 shares of TADS Common Stock at an exercise price in the range of $.20 to $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices at a range of $.20 to $.25 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

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

As of December 31, 2007, all of the principal and accrued interest related to the Debentures had been classified as a current liability as they were either in default or due within one year.

Year Ended December 31, 2008

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

Third Quarter of 2008

Between July 1, 2008 and December 31, 2008, the Company received proceeds of loans totaling $95,489. The Debentures are convertible into TADS 4,774,450 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $95,489 were allocated 25% or $23,872 to the Debentures and 70% or $71,617 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Additional Indebtedness

Between July 1, 2008 and January 31, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $679,904 of which $175,000 was repaid in October, 2008. The Short-Term Loans carry a term of one year, an interest rate of 12%, and 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The Short-Term Loans have a lien on the receivables from the AETC Contract which stipulates that all funds received from the AETC Contract will first be directed towards paying down the Short-Term loans, with the agreement that one half of the funds repaid from the AETC receivables will be reloaned to the Company by the lien holder. The reference price has been renegotiated with the lender and is currently equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which reference price is currently $0.01 and which principle is equal to 135,980,742 shares of the Company’s Common Stock, and which shares have not yet been issued.

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

Agreement to Convert All Outstanding Convertible Promissory Notes

In July, 2008, the Company reached an agreement with holders of all of its Convertible Promissory Notes to convert all Convertible Promissory Notes and cancel all associated Warrants, in exchange for a reduction in the conversion price to $0.02 of all outstanding Convertible Promissory Notes.  As a result of such conversion agreement, on November 20, 2008, $9,954,287 of principle of and accrued interest on outstanding Convertible Promissory Notes was converted to 497,714,345 shares of the Company’s Common Stock.

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

Issuance of Common Stock to Fred Daniels

The Company issued an aggregate of 405,000 restricted shares of Common Stock to Mr. Fred Daniels in the first and third quarters of 2007, as compensation for service as an Officer of the Company. The Company issued an additional 1,100,000 restricted shares of Common Stock to Mr. Fred Daniels in the third quarter of 2008 as further compensation for service as an Officer and Director of the Company through April 16, 2008. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Mark Daniels Irrevocable Trust III

The Company issued an aggregate amount of 105,000,000 restricted shares of Common Stock to Mark Daniels Irrevocable Trust III in the 3 rd quarter of 2008.  Notwithstanding the above, 52,500,000 of these shares were duplicately issued in error and were cancelled on November 20, 2008 by the Company’s transfer agent for retirement by tender to the transfer agent of a lost share affidavit by the Mark Daniels Irrevocable Trust III.  The shares were issued in consideration for Mr. Daniels executing a long-term employment agreement with the Company and for accrued and unpaid salary. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Victor Miller

The Company issued an aggregate of 810,000 restricted shares of Common Stock to Mr. Victor Miller in the second quarter of 2007, as compensation in lieu of accrued and unpaid salary for his service as an Officer of the Company. The Company issued an additional 2,400,000 restricted shares of Common Stock to Victor Miller in February, 2008 in consideration of Mr. Miller retiring his 2,400,000 Series A Preferred shares.  Notwithstanding the above, the stock certificate representing the 2,400,000 shares of Common Stock has been lost, will be cancelled because as of December 31, 2008, it had not yet received confirmation from the transfer agent of the Company of the retirement 2,400,000 Series A Preferred shares. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Peter Maffitt

The Company issued 500,000 restricted shares Common Stock to Peter Maffitt, a Director of the Company, in the 2nd quarter of 2008 as compensation for acting as a Director of the Company. The Company issued an additional 1,000,000 restricted shares of Common Stock to Peter Maffitt in the 3rd quarter of 2008 as further compensation for acting as a Director of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Charles DeAngelo

The Company issued 250,000 restricted shares of Common Stock to Charles DeAngelo, a Director of the Company, in the 2 nd  quarter of 2008 as compensation for acting as a Director of the Company. The Company issued an additional 750,000 restricted shares of Common Stock to Charles DeAngelo in the 3rd quarter of 2008 as further compensation for acting as a Director of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to ZA Consulting

The Company issued 250,000 restricted shares of Common Stock to ZA Consulting Group in the first quarter of 2007, as compensation for investor relations services and related consulting services. The Company issued an additional aggregate of 6,000,000 restricted shares of Common Stock to ZA Consulting Group in the third quarter of 2008 in connection with a Settlement and Release Agreement reached between the parties in the 3rd quarter of 2008 and in connection with future consulting services to the Company. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Federal Financial Partners, LLC

The Company issued an aggregate of 1,600,000 shares of restricted Common Stock to Federal Financial Partners, LLC in the first and third quarters of 2007 as compensation for consulting services to the Company. The Company issued an additional 4,000,000 shares of restricted Common Stock to Federal Financial Partners, LLC in February, 2008 in consideration of Mark Daniels retiring his 4,000,000 Series A Preferred shares.  Notwithstanding the above, the stock certificate representing the 4,000,000 shares of Common Stock has been lost, will be cancelled because as of December 31, 2008, it had not yet received confirmation from the transfer agent of the Company of the retirement 4,000,000 Series A Preferred shares.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Northrop Defense Consulting Corp.

The Company issued an aggregate of 2,800,000 shares restricted shares of Common Stock to Northrop Defense Consulting Corp in the third quarters of 2007.  Notwithstanding the above, Northrop Defense Consulting Corp has returned said shares to the Company for further retirement. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Plumtree Capital Management LLC

The Company issued 4,000,000 restricted shares Common Stock to Plumtree Capital Management LLC in July, 2008 as compensation for accrued and unpaid consulting fees and expenses. No registration rights were issued in connection with these shares.

Issuance of Common Stock to M&A Advisors LLC

The Company issued 2,000,000 restricted shares of Common Stock to M&A Advisors LLC in the third quarter of 2008 as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to TCI Global Trading Ltd

The Company issued 30,000,000 restricted shares of Common Stock to TCI Global Trading Ltd in the third quarter of 2008 as consideration for providing ongoing consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Eurotrust Capital SPA

The Company issued to Eurotrust Capital SPA an aggregate of 4,500,000 restricted shares of Common Stock in the third and fourth quarters of 2008 as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Marc Brannigan

The Company issued 7,000,000 restricted shares of Common Stock to MBC Consulting LLC in the third quarter of 2008 as compensation for accrued and unpaid consulting services to the Company. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to the Ticktin Law Group

The Company issued 3,000,000 restricted shares of Common Stock to the Tictin Law Group in the fourht quarter of 2008 as compensation for legal services. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Julius Astrada

The Company issued 1,000,000 restricted shares of Common Stock to the Julius Astrada in the fourth quarter of 2008 as compensation for marketing services. No registration rights were issued in connection with these shares.

Series A Preferred Stock Issuances

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). Pursuant to the Series A Certificate of Designation, holders of the Company’s Series A Preferred Stock are entitled to:

●	elect one director to the Company’s board of directors;

●	vote on all other matters on a 25 votes per share Common Stock basis;

●
with respect to dividend rights, rights on redemption, rights on conversion and rights on liquidation, winding up and dissolution, rank senior to all Common Stock, warrants and options to purchase Common Stock established by the Board or the Stockholders (all of such equity securities of the Corporation to which the Series A Preferred Stock ranks senior are collectively referred to herein as “Junior Stock”); and

●	Each share of Series A Preferred Stock is initially convertible into 2 shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations.

In addition, the Series A Preferred Stock:

●
has weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect; and

●	may be converted into Common Stock at the option of the holder.

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

 Issuance of Preferred Securities

During fiscal 2007, the Company issued an aggregate of 6,400,000 shares of its Series A Preferred Stock; 2,400,000 shares to Mr. Victor Miller, and 4,000,000 shares to Mr. Mark Daniels, both of whom were Officers and Directors at the time of issuance of the shares. Because the Company contends that the shares of its Series A Preferred Stock were issued to Mr. Miller and Mr. Daniels without consideration, the Company has been seeking to rescind said 6,400,000 Series A Preferred shares, and have Mr. Miller and Mr. Daniels waive any accrued and unpaid dividends associated with said Series A Preferred shares. Mr. Mark Daniels has agreed to rescind the 4,000,000 Series A Preferred shares issued to him and to waive any accrued and unpaid dividends associated with said 4,000,000 Series A Preferred shares, contingent upon Mr. Miller agreeing to rescind the 2,400,000 Series A Preferred shares issued to him and to waive any accrued and unpaid dividends associated with said 2,400,000 Series A Preferred shares. However, the Company has been unable to have Mr. Miller agree to rescind the 2,400,000 shares of its Series A Preferred Stock issued to him and to waive any accrued and unpaid dividends associated with said 2,400,000 Series A Preferred shares, and is considering taking legal action against Mr. Miller.  The Company believes that its contention, that the 2,400,000 shares of its Series A Preferred Stock were issued to Mr. Miller without consideration, is with merit and that it would be successful in a suit to have said shares rescinded, and have any accrued and unpaid dividends waived, in connection with the issuance of and the rescission of said 2,400,000 shares of Series A Preferred Stock.

Dividends

We may never pay any dividends to our shareholders including the holders of the Series A Preferred Stock.  We did not declare any dividends for the year ended December 31, 2008. The Company contends that all Series A Preferred Stock was issued without proper consideration and is therefore not entitled to any dividends.  Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Item 6. Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NO TES INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K, THE FORWARD LOOKING STATEMENTS PROVISIONS ABOVE, AND THE RISK FACTORS ABOVE.

The Company has experienced substantial delays as a result of its inability to raise capital and the result of interference from third-parties in its contracts and business.

Plan of Operation

Liquidity and Capital Resources

The Company had had no revenues during 2007 and only $250,000 in 2008. We anticipate that our current cash on hand of $23,156 as of December 31, 2008 is sufficient to satisfy our cash requirements only through May 31, 2009. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

Our business may require significant amounts of capital for the execution of pending and future contracts. Some of our anticipated one time and ongoing expenses are discussed below.

The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes.

As of December 31, 2008, the Company had negative working capital in the amount of $625,000. Cash used by operating activities were $1.760,428 for the year ended December 31, 2008 compared to cash used by operating activities for the year ended December 31, 2007 of $1,604,516.

Net cash provided by financing activities for the year ended December 31, 2007 was $1,468,458 compared to $1,737,272 for the year ended December 31, 2008. The increase was predominantly due to increased debt raised in 2008.

The factors that predominantly impact working capital and therefore cash flows from operations are operating expenses.

During the year ended December 2009, the Company believes that it will expend funds on the following:

●	Final preparation of the leased ILyushin IL-78 which we anticipate will cost a minimum of another $250,000 to complete;

●	Leasing and refurbishment of used fourth generation military aircraft, equipment, and tanker aircraft;

●	Leasing and refurbishment of training facilities to fulfill pending contracts; and

●	Hiring of additional employees and independent contractors to fulfill pending contracts.

We anticipate that if we are able to raise sufficient capital that we will be able to complete our programs and import additional aircraft and equipment by mid 2009. If we are not able to do so, we will not be able to perform under the F-16 Training Contract or execute pending contracts.

Immediate Expenses and Cost of Equipment

We will be required to make additional expenditures to complete the certification of the IL-76/78 under lease in order to perform our certain parts of our contracts. We anticipate the cost to be approximately $250,000. Thereafter, we may lease additional aircraft if sufficient financing alternatives are not available.

Off Balance Sheet Arrangements

As of December 31, 2008 we do not have any off balance sheet arrangements, as defined in Section 303(c) of Regulation S-B, other then as specifically disclosed in this report. Off balance sheet arrangements include, without limitation, contractual arrangements with any entity whose financial information is not consolidated with our own, under which we have:

●	Guaranteed any obligation of such other entity;

●	A retained or contingent interest in assets transferred to such unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

●	Any obligation under certain derivative instruments;

●
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

Item 7. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Lawrence Scharfman & Co., CPA P.A.
Certified Public Accountants

18 E. Sunrise Hwy	9608 Honey Bell Circle
Suite 201	Boynton Beach, FL 33437
Freeport, NY 11520
Telephone: (516) 771-5900	Telephone: (561) 733-0296
Fax: (516) 771-2598	Fax: (561) 740-0613

Tactical Air Defense Services, Inc.
100 Crescent Court
7th Floor
Dallas, TX 75201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Tactical Air Defense Services, Inc. as of December 31, 2008 and the related statements of Operations, Changes in Stockholders Equity and Cash Flows then ended. These statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Tactical Air Defense Services, Inc. as of December 31, 2008 and the results of operations and cash flows for the year then ended in conformity with generally a in conformity with generally accepted accounting principles except that the Company erroneously overstated capital stock issued for services rendered.

Lawrence Scharfman CPA

April 15th 2008

Member:
American Institute CPAS	Florida Institute CPAS
Licensed in Florida & New York

TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
FOR THE YEAR ENDED DECEMBER 31, 2008

2008
ASSETS
Current Assets:
Cash	$23,156
Accounts Receivable	250,000
Total Current Assets	273,156
Property and Equipment, net	88,000

TOTAL ASSETS	361,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	7,762
Accrued liabilities	473,454
Short-Term Debentures, including accrued interest, net of debt discount of $2,590,041	504,904
Total Current Liabilities	986,120

OTHER LIABILITIES	-0-

TOTAL LIABILITIES	986,120

COMMITMENTS

STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	6,400
Common stock-$.001 par value; 1,000,000,000 shares authorized; - 855,203,856 shares issued and outstanding	855,204
Additional paid-in-capital	36,403,936
Deficit accumulated during the development stage	(37,890,504)

TOTAL STOCKHOLDERS' EQUITY	(624,964)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$361,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 30, 2008 and 2007

	2008	2007
REVENUES	$-	$-

Operating costs	350,010	183,980

General and administrative, including compensatory element of stock issuance of $18,867,439 and $144,773 for the year ended December 31, 2007 and 2008, respectively, and $18,999,015 for the period January 1, 2006 to December 31, 2008	1,612,770	22,777,067

TOTAL COSTS	1,612,770	22,961,047

OPERATING LOSS	(1,962,780)	(22,961,047)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities	-
Write-down of fixed assets	-	(7,066,985)
Forgiveness of liquidated damages	-	-
Interest expense	(551,600)	(4,861,198)
Other	-

TOTAL OTHER EXPENSES	(551,600)	(11,928,183)

NET LOSS	$(2,514,380)	$(34,889,230)
Preferred stock dividend		(342,521)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,514,380)	$(35,231,751)

Loss per common share - basic and diluted	$(.01)	$(1.09)

Weighted average number of shares outstanding - basic and diluted	296,300,964	32,311,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,514,380)	$(34,889,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	842,580	21,233,889
Write-down of fixed assets	-	7,040,985
Excess of initial derivative liability over debt discount	-	-
Debt discount amortization	-0-	3,936,922
Changes in operating assets and liabilities:
Accounts payable	(272,565)	-
Accrued liabilities	183,937	1,072,918
Net Cash Used in Operating Activities	(1,760,428)	(1,604,516)
CASH USED IN INVESTING ACTIVITIES
Net Cash Used in Investing Activities	(-0-)	-
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	360,000	114,781
Proceeds from Short Term Loan	639,904	-0-
Proceeds from convertible debentures	737,368	1,353,677
Net Cash Provided by Financing Activities	1,737,272	1,468,458
Increase (Decrease) in cash	23,156	(136,058)
Cash - Beginning of period	-0-	136,058
Cash - End of period	$23,156	$-0-
Interest paid	-	-
Taxes paid	-	-
Non-cash Transactions:
Stock issued to settle accrued compensation	$467,000	$-
Dividend to preferred stockholders		342,521
Conversion of debt plus accrued interest to equity	2,706,224	$1,227,046
Common stock issued for leasehold improvements		$26,000
Acquisition of assets for issuance of debt		$-
Beneficial conversion feature under convertible debt		$349,866
Fair value of warrants issued with convertible debt		$1,003,811
Distribution to stockholder	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY

							Deficit
							Accumulated	Total
					Additional		During	Stockholders’
	Common Stock		Preferred Stock		Paid	Unearned	Development	(Deficiency)
	Shares	Amount	Shares	Amount	in Capital	Compensation	Stage	Equity

BALANCE - December 31, 2006	18,915,655	18,916	-	-	2,563,950	-	(144,373)	2,438,493

Stock-based compensation issued to employees-$0.48- $1.05 per share	7,490,000	7,490	6,400,000	6,400	18,315,910	-	-	18,329,800
Stock - based compensation issued to consultants- $.30- $2.40 per share	3,144,734	3,145	-	-	2,420,171	(250,000)	-	2,173,316
Stock issued for services-$1.05 per share	320,000	320	-	-	335,680	-	-	336,000
Issuance of common stock upon conversion of debentures	6,533,003	6,533	-	-	970,513	-	-	977,046
Issuance of common stock under private placement-$.30-$.55	1,012,574	1,012	-	-	460,219	-	-	461,231
Shares issued in connection with equity financing	57,400	57			(11,537)			(11,480)
Cashless exercise of warrants for common stock	7,274,930	7,275	-	-	(7,275)	-	-	-
Amortization of unearned compensation	-	-	-	-	-	250,000	-	250,000
Conversion of note payable	500,000	500	-	-	249,500	-	-	250,000
Fair value of warrants issued with convertible debt	-	-	-	-	1,003,811	-	-	1,003,811
Beneficial conversion feature under convertible debt	-	-	-	-	349,866	-	-	349,866
Dividend to preferred stockholders	-	-	-	-	-	-	(342,521)	(342,521)
Net loss	-	-	-	-	-	-	(34,889,230)	(34,889,230)
Balance -December 31, 2007	45,248,296	$45,248	6,400,000	$6,400	$26,650,808	$-	$(35,376,124)	$(8,673,668)

Stock issued for services to consultants and employees	85,900,000	85,900	-	-	756,680	-	-	842,580

Issuance of common stock upon conversion of debentures	724,055,560	724,056	-	-	8,996,448	-	-	9,720,504

Net loss			-	-	-	-	(2,514,380)	(2,514,380)

Balance -December 31, 2007	855,203,856	$855,204	6,400,000	$6,400	$36,403,936	$-	$(37,890,504)	$(624,964)

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

In connection with the reverse acquisition, the consideration paid to Aero Group for the assets consisted of:

●	14,989,900 shares of restricted Common Stock of TADS, constituting a majority of the then outstanding Common Stock of TADS.

●
Assumption by TADS of Aero’s obligations under its convertible debentures totaling approximately $5.6 million, inclusive of accrued interest, all convertible into shares of TADS Common Stock at prices ranging $0.15 to $1.00 per share.

●
Assumption by TADS of Aero’s obligation under a convertible note issued in connection with a settlement agreement in the principal amount of $250,000, with an interest rate of 12%, payable in 36 equal monthly installments of principal, plus interest. The note has a maturity date of April 13, 2011. The note is convertible into shares of Common Stock at a rate of $.50 per share.

●
Assumption by TADS of Aero’s obligation under an assumed secured note payable to Daniels in the principal amount of $1,100,000, plus interest, at the rate of 12% per annum. The outstanding principal and interest is convertible into shares of TADS Common Stock at a conversion price of $.0.50 per share.

●
Assumption by TADS of Aero’s' obligation under a note assumed by the Company in connection with its June 2006 asset purchase (Note 5) in the principal amount of $2.2 million, plus interest at the rate of 8% per annum. The outstanding principal and interest is convertible into shares of TADS Common Stock at a conversion price of $0.50 per share.

●	Assumption by TADS of Aero’s obligations under certain outstanding warrants to purchase 23,968,315 shares of Common Stock exercisable at $0.15 per share.

●	Assumption by TADS of Aero’s obligations under government contracts and subcontracts and of leases relating to its Grayson Airport facilities, a $300,000 consulting contract and property leases.

●	Assumption by TADS of Aero’s obligations for accrued expenses totaling $136,000.

Effective January 1, 2006, the Company is in the development stage and its operations principally involve research and development, market analysis, and other business planning activities, and minimal revenue has been generated to date.

Aero is a Utah corporation, which was incorporated on July 31, 1984 under the name Diversified Resources Group, Inc. Aero was a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services. Effective January 1, 2006, Aero became a development stage company as it was devoting all of its present efforts to securing and establishing a new business. Accordingly, the accompanying consolidated financial statements for 2006 represent the cumulative financial statements from the commencement of the development stage through December 31, 2006

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a  working capital deficiency as of December 31, 2008 of approximately $625,000.

December 15, 2006, TADS acquired substantially all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2007 including additional modifications to its aircrafts necessary to make them operational. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, operational deployment training, aviator combat support and close air support for “Forward Controllers,”. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. During 2006, Aero raised from various stockholders approximately $1,510,634 through the issuance of convertible debt securities and warrants. During 2007, the Company has raised from various financing sources approximately $1,353,677 through the issuance of convertible debt. Also, the Company received proceeds totaling $346,450 from the sale of 629,911 units comprising of one share of common stock and warrants to purchase common stock. In addition, the Company received proceeds totaling $114,781 from the sales of 382,663 shares of the Company’s common stock.  In 2008, the Company received proceeds totaling $737,388 through the issuance of convertible debt, and received proceeds totaling $679,904 through January 31, 2009 from the issuance of short-term promissory notes.

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

As of December 31, 2008 and 2007, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the three and nine months ended December 31, 2008 and 2007.

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

As of December 31, 2008, the Company had no derivative financial instruments.

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

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) and (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company determines the fair value of these free standing instruments under the Black-Scholes Pricing Model using the following range of assumptions:

●	expected volatility - 350%-450%

●	expected dividend – none

●	risk-free interest rate - 4.75%-5.00%

●	contractual term - 3-5 years

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

In December 2007, the FASB issued SFAS No. 141(R),“Business Combinations,” which replaces SFAS No. 141, “ Business Combinations,”  which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

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

 Settled in Cash upon Conversion (Including Partial Cash Settlement). ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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

Pursuant to a Securities Purchase Agreement, in December, 2008, the Company sold 3,000,000 shares of restricted Common Stock to one investor at a purchase price of $0.02 per share. The gross proceeds of the offering totaled $60,000.

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

Third Quarter of 2007

Between July 1, 2007 and December 31, 2007, the Company received proceeds from loans totaling $229,234. The Debentures are convertible into 1,053,620 shares of TADS Common Stock at a conversion price range of $.20 to $.25 per share and provide for warrants to purchase 1,053,620 shares of TADS Common Stock at an exercise price in the range of $.20 to $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices at a range of $.20 to $.25 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

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

Third Quarter of 2008

Between July 1, 2008 and December 31, 2008, the Company received proceeds of loans totaling $95,489. The Debentures are convertible into TADS 4,774,450 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $95,489 were allocated 25% or $23,872 to the Debentures and 70% or $71,617 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Additional Indebtedness

Between July 1, 2008 and January 31, 2009, the Company received proceeds of Short-Terms Loans totaling $679,904, of which $175,000 was repaid in October, 2008. The Short-Term Loans carry a term of one year, an interest rate of 12%, and 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The Short-Term Loans have a lien on the receivables from the AETC Contract which stipulates that all funds received from the AETC Contract will first be directed towards paying down the Short-Term Loans, with the agreement that one half of the funds repaid from the AETC receivables will be reloaned to the Company by the lien holder.  The reference price has been renegotiated with the lender for good and valuable consideration and is currently a price equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which reference price is currently $0.01 and which principle is equal to 135,980,742 shares of the Company’s Common Stock, and which shares have not yet been issued.

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

Agreement to Convert All Outstanding Convertible Promissory Notes

In the second quarter of 2008, the Company reached an agreement with holders of all of its Convertible Promissory Notes to convert all Convertible Promissory Notes and cancel all associated Warrants, in exchange for a reduction in the conversion price to $0.02 of all outstanding Convertible Promissory Notes.  As a result of such conversion agreement, on November 20,2008, $9,954,287 of principle of and accrued interest on outstanding Convertible Promissory Notes was converted to 497,714,345 shares of the Company’s Common Stock.

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

Issuance of Common Stock to Mark Daniels Irrevocable Trust III

The Company issued an aggregate amount of 105,000,000 restricted shares of Common Stock to Mark Daniels Irrevocable Trust III in the 3 rd  quarter of 2008, notwithstanding the above, however, 52,500,000 of these shares were duplicately issued in error and were cancelled on November 20, 2008 by the Company’s transfer agent for retirement upon tender to the transfer agent of a lost share affidavit by the  Mark Daniels Irrevocable Trust III.  The shares were issued in consideration for Mr. Daniels executing a long-term employment agreement with the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Victor Miller

The Company issued an aggregate of 810,000 restricted shares of Common Stock to Mr. Victor Miller in the second quarter of 2007, as compensation in lieu of accrued and unpaid salary for his service as an Officer of the Company. The Company issued an additional 2,400,000 restricted shares of Common Stock to Victor Miller in the 1st  quarter of 2008 in consideration of Mr. Miller retiring his 2,400,000 Series A Preferred shares, notwithstanding the above, however, the stock certificate representing the 2,400,000 shares of Common Stock has been lost, will be cancelled because as of December 31, 2008, it had not yet received confirmation from the transfer agent of the Company of the retirement 2,400,000 Series A Preferred shares. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Peter Maffitt

The Company issued 500,000 restricted shares Common Stock to Peter Maffitt, a Director of the Company, in the 2nd quarter of 2008 as compensation for acting as a Director of the Company. The Company issued an additional 1,000,000 restricted shares of Common Stock to Peter Maffitt in the 3rd quarter of 2008 as further compensation for acting as a Director of the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Charles DeAngelo

The Company issued 250,000 restricted shares of Common Stock to Charles DeAngelo, a Director of the Company, in the 2 nd  quarter of 2008 as compensation for acting as a Director of the Company. The Company issued an additional 250,000 restricted shares of Common Stock to Charles DeAngelo in the 3rd quarter of 2008 as further compensation for acting as a Director of the Company. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Federal Financial Partners, LLC

The Company issued an aggregate of 1,600,000 shares of restricted Common Stock to Federal Financial Partners, LLC in the first and third quarters of 2007 as compensation for consulting services to the Company. The Company issued an additional 4,000,000 shares of restricted Common Stock to Federal Financial Partners, LLC in February, 2008 in consideration of Mark Daniels retiring his 4,000,000 Series A Preferred shares.  Notwithstanding the above, the stock certificate representing the 4,000,000 shares of Common Stock has been lost, will be cancelled because as of December 31, 2008, it had not yet received confirmation from the transfer agent of the Company of the retirement 4,000,000 Series A Preferred shares.. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to TCI Global Trading Ltd

The Company issued 30,000,000 restricted shares of Common Stock to TCI Global Trading Ltd in the third quarter of 2008 as consideration for providing ongoing consulting services to the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Eurotrust Capital SPA

The Company issued to Eurotrust Capital SPA an aggregate of 4,500,000 restricted shares of Common Stock in the third and fourth quarters of 2008 as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to the Ticktin Law Group

The Company issued 3,000,000 restricted shares of Common Stock to the Tictin Law Group in the fourht quarter of 2008 as compensation for legal services. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Julius Astrada

The Company issued 1,000,000 restricted shares of Common Stock to the Julius Astrada in the fourth quarter of 2008 as compensation for marketing services. No registration rights were issued in connection with these shares.

 Series A Preferred Stock

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). Pursuant to the Series A Certificate of Designation, holders of the Company’s Series A Preferred Stock are entitled to:

●	elect one director to the Company’s board of directors;

●	vote on all other matters on a 25 votes per share Common Stock basis;

●
with respect to dividend rights, rights on redemption, rights on conversion and rights on liquidation, winding up and dissolution, rank senior to all Common Stock, warrants and options to purchase Common Stock established by the Board or the Stockholders (all of such equity securities of the Corporation to which the Series A Preferred Stock ranks senior are collectively referred to herein as “Junior Stock”);

●	Each share of Series A Preferred Stock is initially convertible into 2 shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations.

 In addition, the Series A Preferred Stock has weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect may be converted into Common Stock at the option of the holder.

Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the year ended December 31, 2008 and 2007 because their inclusion would have had been anti-dilutive.

NOTE 5 - CONVERTIBLE DEBENTURES

As part of the reverse acquisition, the Company assumed Convertible Debentures issued by Aero. During the period May 2002 through December 31, 2006, Aero sold 4,715,895 Convertible Debentures (“Debentures”), along with Debenture Warrants to purchase 23,968,315 shares of common stock of Aero which were assumed by the Company at exercise prices ranging from $.15 to $1.00. All these notes were converted to stock at various exercise price in November 2008.

Debentures and Debenture Warrants as of December 31, 2008 consist of the following:

Year Ended	Debentures	Debenture Warrants
2002	$250,000	$1,666,667
2003	1,091,199	7,141,329
2004	487,265	3,248,433
2005	1,376,797	9,645,311
Total principal at December 31, 2005	3,205,261	21,701,740
2006	1,510,634	2,266,575
Total principal at December 31, 2006	4,715,895	23,968,315
2007 - Issued	1,353,677	9,776,494
2007 - Converted/Exercised	(754,660)	(8,530,755)
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,712,761
Unamortized debt discount	(2,076,820)
2008-Converted/Excercised	(4,950,853)
Net Carrying Value at December 31, 2008	$4,950,853

Issuance of Preferred Securities

During fiscal 2007, the Company issued an aggregate of 6,400,000 shares of its Series A Preferred Stock; 2,400,000 shares to Mr. Victor Miller, and 4,000,000 shares to Mr. Mark Daniels. Because the Company contends that the shares of its Series A Preferred Stock were issued to Mr. Miller and Mr. Daniels without consideration, the Company has been seeking to rescind said 6,400,000 Series A Preferred shares, and have Mr. Miller and Mr. Daniels waive any accrued and unpaid dividends associated with said Series A Preferred shares. Mr. Mark Daniels has agreed to rescind the 4,000,000 Series A Preferred shares issued to him and to waive any accrued and unpaid dividends associated with said 4,000,000 Series A Preferred shares, contingent upon Mr. Miller agreeing to rescind the 2,400,000 Series A Preferred shares issued to him and to waive any accrued and unpaid dividends associated with said 2,400,000 Series A Preferred shares. However, due to the Company’s inability to have Mr. Miller agree to rescind the 2,400,000 shares of its Series A Preferred Stock issued to him and to waive any accrued and unpaid dividends associated with said 2,400,000 Series A Preferred shares, the Company is currently contemplating legal action against Mr. Miller in connection with the issuance of said 2,400,000 shares of its Series A Preferred Stock.. The Company believes that its contention, that the 2,400,000 shares of its Series A Preferred Stock were issued to Mr. Miller without consideration, is with merit, and that it would be successful in its suit to have said shares rescinded, have any accrued and unpaid dividends waived, and have any costs and damages to the Company in connection with the issuance of and the rescission of said 2,400,000 shares of Series A Preferred Stock.

NOTE 6 - CONVERTIBLE NOTES PAYABLE:

The following table summarizes the Convertible Notes Payable at December 31, 2007 and December 31, 2008:

Promissory note (1)	$2,200,000
Secured promissory note (2)	1,100,000
Accrued interest on assumed notes	542,654
3,842,654
Less: current portion	-
Long-term portion	3,842,654
Less: Unamortized discount (3)	(1,096,829)
Balance at December 31, 2007	2,745,825
Settlement of debt in exchange for common stock	$(2,745,825)
Balance at December 31, 2008	-0-

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

(2)
A $1,100,000 secured promissory note reflecting indebtedness assumed by Aero in connection with the June 2006 acquisition of assets by Aero. This note is payable to Daniels and under the terms of the note, the note is due in installments beginning on July 1, 2008, and monthly thereafter, to and including June 30, 2011 (“the “Maturity Date”), the Company shall pay to the note holder a total of thirty-six (36) monthly installments of principal, each in the amount of $30,555, each installment of principal to be accompanied by payment of accrued and unpaid interest on the then unpaid principal balance of the Note. Interest is payable at a rate of 12% percent per annum. The note is guaranteed by the Company's subsidiaries and collateralized by all of the Company's assets. This note was assumed by TADS and the debt is convertible into TADS common stock at $.50 per share.  This note was converted into 82,105,205 shares of Common Stock at a conversion price of $0.02 in consideration for cancellation of all associated warrants.

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

NOTE 7 - INCOME TAXES:

There is no provision for income taxes for the years December 31, 2008, 2007, and 2006. The Company has minimal net operating loss carry forwards for income tax purposes at December 31, 2008. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

Quarter Ended June 30,
2008
Federal statutory rate	(34)%

Permanent differences (derivative gains and losses and non-deductible interest)	34%

Effective Tax Rate	-

NOTE 7 - STOCKHOLDERS' EQUITY:

Effective as of June 25, 2008, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) to increase the Company’s authorized capital stock from 300,000,000 shares of common stock, par value $.001 per share only, to 1,050,000,000 shares, par value $.001 per share, of which 1,000,000,000 shares are common stock and the remaining 50,000,000 shares are a newly created class of “blank check” preferred stock.  As of December 31, 2008, the Company had 6,400,000 shares of Preferred stock issued.

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

Warrants

At December 31, 2007 and December 31, 2008 the Company has outstanding warrants to purchase common stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued – 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued – 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - 2007 - Debenture Warrants	9,776,494	$0.14
Issued - 2007 - Financing Warrants	1,259,822	$1.25
Exercised – 2007	(8,530,755)	$(0.15)
Balance at December 31, 2007	26,473,876	$0.20
Cancellation of warrants as per conversion of notes payable	(26,473,876)

Balance at December 31, 2008	-0-

NOTE 8 – COMMITMENTS:

Compensation Agreements

On September 1, 2007, the Company entered into an agreement with Joint Strategy Group, Inc., a related party, to perform long-term strategic planning, and, in such capacity, to provide general advice to TADS on business and financial matters. The term of the agreement is for two years. The agreement provides for a total fee of 500,000 restricted shares of the Company’s common stock. The common stock shall have piggy-back registration rights and full-ratchet anti-dilution rights in connection with a share reference price of $0.50 per share. The President of Joint Strategy Group, Inc., Jamie Goldstein is the son of Don Goldstein, a director of the Company. In December 2007, the Company terminated the agreement with Joint Strategy Group, Inc.

Pursuant to a compensation agreement dated March 4, 2008, Alexis Korybut, the Company’s Vice President of Finance and Administration is paid a salary of $180,000 per annum. The agreement was for a period of two years.  Notwithstanding the above, the compensation agreement was amended on November, 2008 whereby Mr. Korybut thereafter receives a salary of $120,000 per year.

Pursuant to a compensation agreement dated March 17, 2008, Mark Daniels, the Company’s Chief Executive Officer is paid a salary of $250,000 per annum. The agreement was for a period of two years. In addition, as a signing bonus, the Chief Executive Officer was vested in 50,000,000 restricted shares of the Company’s common stock; no registration rights were granted. Notwithstanding the above, the compensation agreement was amended on November, 2008 whereby Mr. Daniels thereafter receives a salary of $120,000 per year.

On June 27, 2008, the Company entered into an agreement with MBC Consulting, LLC to perform financial support services. The term of the agreement is for one year. The agreement provides for a total fee of 7,000,000 restricted shares of the Company’s common stock.  No registration rights were granted.

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

Lease Agreement

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

Lien Agreement

The Company has granted a lien to the holder of the Short-Term Loans on the receivables payable to the Company by the AETC for fulfillment of the BAF Contract.  The lien holder has agreed to reloan to the Company 50% of the funds repaid to it from the AETC receivables.

NOTE 9 - OTHER EVENTS:

Departures of Directors or Principal Officers; Elections of Directors; Appointments of Principal Officers

●	On January 8, 2007, Fred Daniels and Victor Miller were appointed to serve as a Director of the Company, joining Mark Daniels on the Board.

●
On August 3, 2007 Mark Daniels, a Director and Officer of the Company and Victor Miller, a Director and Officer of the Company each resigned from all positions with the Company, leaving Fred Daniels as the sole Director of the Company.

●
On August 3, 2007, Donald Goldstein was appointed as a Director of the Company by Fred Daniels, joining Fred Daniels on the Board of Directors.  Additionally, John Farley, our Vice President at the time, was also appointed  Principal Accounting Officer.

●	On August 17, 2007 John Farley, an Officer of TADS, resigned from all positions with the Company.

●
On August 17, 2007, Alexis Korybut was appointed as a Director of the Company, joining Donald Goldstein and Fred Daniels on the Board of Directors of TADS. Additionally, Korybut was also appointed as President, Chief Executive Officer, and Principal Accounting Officer of the Company.

●	On December 7, 2007 Donald Goldstein a Director of the Company, resigned from all positions with the Company, leaving Fred Daniels and Alexis Korybut as the two remaining Directors.

●
On March 4, 2008, to fill the vacancy left by the resignation of Donald Goldstein, Peter Maffitt was appointed to serve as a Director by the majority of the Series A Preferred shares, which appointment was ratified by Alexis Korybut and Fred Daniels, the 2 remaining Directors.  Peter Maffitt joined Fred Daniels and Alexis Korybut on the Board of Directors;

●
On March 4, 2008, Alexis Korybut resigned as President, Chief Executive Officer, Principal Accounting Officer, and Director, leaving Fred Daniels and Peter Maffitt as the 2 remaining members of the Board of Directors;

●	On March 4, 2008, Fred Daniels and Peter Maffitt appointed Michael Cariello as President and Chief Executive Officer of the Company, and appointed Fred Daniels as Secretary and Treasurer;

●	On March 7, 2008, the Board of Directors accepted the resignation of Fred Daniels as Secretary and Treasurer, and appointed Peter Maffitt as Secretary and Treasurer;

●
On March 15, 2008, the Board of Directors of the Company accepted the resignation of Michael Cariello as President and Chief Executive Officer, and appointed Mark Daniels as President,  Chief Executive Officer, and Principle Accounting Officer;

●
On April 14, 2008, Charles Deangelo was appointed by Fred Daniels and Peter Maffitt, the two remaining members of the Board of Directors, as the third Director, thereby filling the vacancy left by the departure of Alexis Korybut.  Charles Deangelo joined Peter Maffitt and Fred Daniels on the Board of Directors;

●
On April 16, 2008, the Board of Directors accepted the resignation of Fred Daniels as Director, and appointed Mark Daniels to the vacancy created by the departure of Fred Daniels, where he joined Peter Maffitt and Charles Deangelo on the Board of Directors;

●	On February 4, 2009, Mark Daniels resigned as Chief Executive Officer of the Company, but continues to serve as Director along with Peter Maffitt and Charles Deangelo;

●	On February 4, 2009, James O’Brien was appointed interim Chief Executive Officer, Secretary, and Principle Accounting Officer of the Company.

●	On April 14, 2009, Mr. Obrien resigned from all capacities with the Company.

●	On April 14, 2009, Mr. Mark Daniels was appointed as Chief Executive Officer, Secretary, and Principle Accounting Officer of the Company.

Amendment to Articles of Incorporation

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

Submission of Matters to a Vote of Security Holders

On December 4, 2008, the Company filed a Form 14A Proxy Statement and sent same to all shareholders of record as of November 24, 2008, which required a vote of security holders at the Annual Meeting of Shareholders held on December 28, 2008 at the executive offices of the Company, in connection with:

(1)	To elect the Company's Board of Directors to hold office until the Company's Annual Meeting of Stockholders in 2009 or until their respective successor is duly elected and qualified; and

(2)	To ratify the appointment of Lawrence Scharfman & Co., CPA P.A. as the Company's independent certified public accountant; and

(3)	To increase the Company’s authorized shares from one billion shares to three billion shares and to enact a one for ten reverse stock split; and

(4)
To ratify the name change from Tactical Air Defense Services, Inc. to AeroGroup Incorporated, to be effective as of the filing of an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State; and

(5)	To transact such other business as may properly come before the Annual Meeting and any adjournment thereof.

All items proposed by the Company were approved by a majority of the shareholders of the Company.

 Recent Share Pledges

The Company has been exploring various secured and unsecured indebtedness and equity financing opportunities as well as joint ventures.

During the nine months ended December 31, 2007, the Company has conditionally placed into escrow 45,000,000 shares in the name of International Tactical Training Center, Inc., which were improperly issued in contemplation of a proposed joint venture, 30,000,000 of which shares were deposited for purposes of negotiating and collateralizing a possible secured financing transaction.  As the Company has not received any proceeds from financing or a financing commitment yet from any prospective investors, or otherwise entered into definitive transaction documents that require such a pledge, the Company intends to rescind this issuance.  No definitive agreement has been entered into with respect to this transaction and no assurance can be made that one will be entered into.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the AeroGroup Acquisition, as of December 15, 2006, we dismissed our accounting firm, James Stafford, Chartered Accountants, and engaged Marcum and Kliegman, LLP, as the Company’s independent registered public accountants. The Board has approved the change in accountants and appointment of Marcum and Kliegman, LLP.

James Stafford, Chartered Accountant's audit report on the financial statements for the years ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. James Stafford, Chartered Accountant did not serve as our accountants during fiscal year 2004. There have been no disagreements with James Stafford, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.

Inasmuch as we had no disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures, we did not consult with our new accountants on any such disagreement.

The Company dismissed our accounting firm, Marcum and Kliegman, LLP, as the Company’s independent registered public accountants, in April, 2008. The Board of Directors of the Company approved the change in accountants and the appointment of Lawrence Scharfman & Co., CPA PA as the Company’s independent registered public accountants, which appointment was renewed by the shareholders at the Annual Meeting of Shareholders on December 28, 2008.

Item 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of December 31, 2008, we do not have a full time internal chief financial officer. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Principal Executive Officer and Principal Financial Officer believe that, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our auditors, Lawrence Scharfman & Co. CPA, PA in performing their audit for the years ended December 31, 2008, 2007, and 2006, discovered conditions which they deemed to be a material weakness in the Company’s internal control related to financial reporting. Our Principal Executive Officer and Principal Financial Officer believe that the lack of a full time chief financial officer has been instrumental in leading to delays in the Company’s filings and in the prompt gathering and analysis of financial information. Management believes that hiring a full time chief financial officer is crucial to maintaining the integrity of its financial information and reports and intends to do so as funds permit.

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

On April 23, 2007 and July 23, 2007, the Company conditionally placed into escrow an aggregate of 45,000,000 shares of Common Stock of the Company in the name of International Tactical Training Center, Inc., an entity controlled at the time by Mr. Parmar. 30,000,000 of said escrowed shares were deposited in contemplation of collateralizing a possible secured financing transaction, and 15,000,000 of said escrowed shares were deposited in contemplation of the successful performance by the other parties to the joint-venture agreement.

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

Additionally, on August 15, 2007, the Company improperly issued 10,000,000 shares of Common Stock of the Company in the name of Air 1 Flight Support, Inc., an entity affiliated with Mr. Daniels, Mr. Miller, and at the time, Mr. Parmar.  Said 10,000,000 shares were subsequently rescinded by the Company in 2008.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at December 31, 2008, the name and address and the number of shares of the Company's Common Stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group. The amounts below are based on a total of an aggregate of 855,203,856 shares of Common Stock and 6,400,000 shares of restricted, non-trading Series A Preferred Stock outstanding, which are convertible into 12,800,000 shares of Common Stock.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class
Mark Daniels	184,881,195	(2)(3)(4)	21.62%
Peter Maffitt	1,521,693	(2)	0.18%
Charles DeAngelo	1,500,000	(2)	0.18%
NATA	51,000,000	(5)	5.96%
Alexis Korybut	47,626,633	(6)	5.57%
TCI Global Trading	54,808,409		6.41%
Joint Strategy Group, Inc	63,644,402		7.44%
International Tactical Training Center	45,000,000		5.26%
Fears Family Trust	45,000,000		5.26%
Gary Fears Trust	45,000,000		5.26%
Dakota Fears Trust	45,000,000		5.26%
Officers and Directors as a Group (per person)	187,902,888		21.97%

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

(2)	Director
(3)	Officer
(4)	Includes controlling interests in AeroGroup, Federal Financial Partners, Northrop Defense Corp., and beneficial interest in the Mark Daniels Irrevocable Trust.
(5)	Includes controlling interest in Cambar Associates
(6)	Includes controlling interest in Plumtree Capital Management LLC and Innovation Strategies LP

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The AeroGroup Acquisition

At the time we and the AeroGroup negotiated and entered into the Asset Purchase Agreement, Mr. Mark Daniels was not an Officer, Director or affiliate of TADS. After execution of and entry into the Asset Purchase Agreement, Mr. Daniels became a Director and Officer on August 22, 2006 in order for us to secure the government licenses required to be obtained as a condition to closing the AeroGroup Acquisition. At the time of the AeroGroup Acquisition on December 15, 2006, Mark Daniels, a controlling shareholder of AeroGroup, was serving as our sole director and as Secretary and Treasurer.

As a result of the Aero Group Acquisition, AeroGroup acquired a controlling interest in TADS. Mr. Daniels is a controlling shareholder in AeroGroup and has voting and dispositive control over its TADS stock. As a result, Mr. Daniels is the beneficial owner of AeroGroup's TADS stock and owned an 81% indirect beneficial interest in TADS as of the closing of the AeroGroup Acquisition.

As consideration for the AeroGroup Acquisition, TADS assumed notes and warrants held by Mr. Daniels as follows:

●	TADS assumed the Secured Daniels Note;
●	TADS entered into the Daniels Security Agreement;
●	TADS assumed Investor Notes held by Mr. Daniels in the aggregate original principal amount of $366,602.04;
●
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

●
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

Issuance of Shares of Common Stock to Executive Management and Directors

In connection with compensation agreements in 2007 and 2008, the Company issued the following shares of Common Stock in lieu of cash compensation for salary and incentive payments through December of 2008:

3,200,000 shares of Common Stock to Mr. Mark Daniels in 2007;
810,000 shares of Common Stock to Mr. Victor Miller in 2007;
405,000 shares of Common Stock to Mr. Fred Daniels in 2007;
2,400,000 shares of Common Stock to Mr. Victor Miller in February, 2008;
4,000,000 shares of Common Stock to Mr. Mark Daniels in February, 2008;
30,000,000 of Common Stock to Mr. Alexis Korybut in February, 2008;
52,500,000 shares of Common Stock to Mr. Mark Daniels in July, 2008;
4,000,000 of Common Stock to Mr. Alexis Korybut in July, 2008;
1,100,000 shares of Common Stock to Mr. Fred Daniels in July, 2008; and
1,500,000 shares of Common Stock to Mr. Peter Maffitt in May and July, 2008;

BOARD OF DIRECTORS AND OFFICERS

The following table sets forth certain information regarding our Directors and Officers.

Name	Age	Position
Mark Daniels	43	Director and Chairman of the Board of Directors, Secretary, and Principal Financial Officer since April 16, 2008, and Principal Executive Officer and President, since March 15, 2008
Peter Maffitt	68	Director since March 4, 2008
Charles DeAngelo	53	Director since April 14, 2008

Mark Daniels. Mr. Mark Daniels was appointed as a Director and Chairman of the Company and as its Secretary and Treasurer on April 16, 2008 and was appointed President and Chief Executive Officer as of March 15, 2008. Mr. Daniels resigned as an Officer of the Company on February 4, 2009, and was reappointed President and Chief Executive Officer as of April 14, 2009.  Currently, and since 2002, Mr. Daniels has been the sole board member, President and the Chief Executive officer of AeroGroup. Prior to that time, and since 1998, Mr. Daniels was Vice President and a Manager of Global Aviation Associates, Inc., a Florida based aircraft leasing company that leased military and non-military aircraft to government and commercial contractors. Between 1988 and 1998, Mr. Daniels was President and founder of National Search Services, Inc, an investigative services company. Between 1989 and 2001, Mr. Daniels was elected as a director of the National Aviation Museum, a Not-For-Profit corporation located in Oklahoma, where Mr. Daniel’s primary responsibility was the acquisition and importation of military fighter aircraft. Mr. Mark Daniels is primarily responsible for the development of AeroGroup’s business as an aviation government contractor to outsource fighter aircraft for training and other purposes to the U.S. Government and other countries. Mr. Daniels is also an inventor, having authored numerous patents directly related to utility and methods of military type aircraft. Certain of these patents are owned by AeroGroup and were acquired as part of the AeroGroup Acquisition. Mr. Daniels was also previously President, CEO, and a Director of the Company until August 3, 2007.

The Directors of the Company receive stock compensation for their services as members of the Board of Directors, and are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings. Our by-laws also provide that they may be paid a fee for their services as Directors, although we do not currently pay such fees. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

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

Family Relationships

There are no family relationships among our Officers, Directors, or affiliates.

Involvement in Certain Legal Proceedings

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

EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the Company in fiscal 2008 to the President and compensation to named executive officer's that exceeds $100,000 as of December 31, 2008:

[FISCAL YEAR] SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

CEO & President Mark Daniels	2008	80,000	0	56,500,000	0	0	0	0	645,000

Outstanding Equity Awards At Fiscal Year-End Table
56,500,000 shares to Mark Daniels (CEO & President)

Option Exercises And Stock Vested Table
None.

PENSION BENEFITS TABLE
None.

Nonqualified Deferred Compensation Table
None.

All Other Compensation Table
None.

Perquisites Table
None.

There are no existing or planned option/SAR grants.

Employment Agreements
As of December 31, 2008, we are a party to employment agreements with Mark Daniels, CEO & President, and Alexis Korybut, Vice President.

Options/SAR Grants in Last Fiscal Year
None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
None.

Compensation of Directors

Our Directors do not receive cash compensation for their services, but may receive stock compensation. The Company does not provide additional compensation for committee participation or special assignments of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, Directors and persons who own more than 10% of a registered class of our equity securities to file certain reports with the SEC regarding ownership of, and transactions in, our securities. Such officers, Directors, and 10% shareholders are also required by the SEC to furnish us with all Section 16(a) forms that they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, Directors, and more than 10% Stockholders were complied with during the fiscal year ended December 31, 2008.

AUDIT AND CERTAIN OTHER FEES PAID TO ACCOUNTANTS

 Audit Fees

We have paid Larry Scharfman & Co. CPA P.A., our independent auditors fees of $25,000 for the 2007 10-K, fees of $15,000 for the 2006 10-K, and fees of $5,000 per each 2008 10QSB.

 Tax and All Other Fees

We did not pay any fees to Larry Scharfman & Co. CPA P.A., for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2007 and December 31, 2008.

 Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Larry Scharfman & Co. CPA P.A., the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2008 and for the year then ended, none of the hours expended on Larry Scharfman & Co. P.A, engagement to audit those financial statements were attributed to work by persons other than Larry Scharfman & Co. CPA P.A, full-time, permanent employees.

TACTICAL AIR DEFENSE SERVICES, INC.

By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.