Form 10-Q
period 2009-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2009-05-20
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 20, 2009
Common Stock, $0.001 par value	1,472,309,286

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “seeks”, “will” and variations of such words and similar expressions are intended to identify forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, among other things, our capital needs, the competitiveness of the business in our industry, our strategies, our ability to attract and retain qualified officers and directors, demand for the services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors.

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. The Company undertakes no obligation to update or revise forward-looking statements

All references in this Annual Report on Form 10/K to the “Company,” “we,” “our,” or “us,” ” refer to TADS and its subsidiaries as constituted subsequent to the acquisition of substantially all of the assets of AeroGroup Incorporated on December 15, 2006, except where the context makes clear that the reference is only to TADS. Information about the Company and the principal terms of this acquisition are set forth below.

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	5
	Condensed Consolidated Statements of Income	6
	Condensed Consolidated Statement of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	37
Item 3	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item1	Legal Proceedings	41
Item1A	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5	Other information	45
Item 6.	Exhibits	45

CERTIFICATIONS

	Exhibit 31 – Management certification

	Exhibit 32 – Sarbanes-Oxley Act

PART I

ITEM 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	MARCH 31, 2009	DECEMBER 31, 2008
ASSETS
Current Assets:
Cash	$5,501	23,156
Accounts Receivable	250,000	250,000
Total Current Assets	255,501	273,156
Property and Equipment, net	88,000	88,000

TOTAL ASSETS	343,501	361,156
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	161,605	7,762
Accrued liabilities	353,123	473,454
Short-Term Debentures, including accrued interest, net of debt discount of $2,590,041	567,863	504,904
Total Current Liabilities	1,082,591	986,120
TOTAL LIABILITIES	1,082,591	986,120
COMMITMENTS
STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	6,400	6,400
Common stock-$.001 par value; 1,000,000,000 shares authorized; - 855,203,856 shares issued and outstanding	855,204	855,204
Additional paid-in-capital	36,403,936	36,403,936
Unearned compensation
Deficit accumulated during the development stage	(38,004,630)	(37,890,504)
TOTAL STOCKHOLDERS' EQUITY	(739,090)	(624,964)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$343,501	361,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009		2008
REVENUES		$-	$-

Operating costs			-

General and administrative, including compensatory element of stock issuance of $-0- and $375,000 for the three months ended March 31, 2009 and 2008,		114,126	679,524

TOTAL COSTS		114,126	679,524

OPERATING LOSS		(114,126)	(679,524)

OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities		-
Write-down of fixed assets
Forgiveness of liquidated damages		-	-
Interest expense		-	(330,500)
Other
TOTAL EXPENSES		-	(330,550)

NET LOSS		$(114,126)	$(1,010,024)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS		$(114,126)	$(1,010,024)
Loss per common share - basic and diluted	$		$(0.02)
Weighted average number of shares outstanding - basic and diluted		855,203,856	54,044,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(114,126)	$(1,010,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	153,843	-
Accrued liabilities	(120,331)	635,026
Net Cash Used in Operating Activities	(80,614)	(1,010,024)
CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties, net	62,959	-
Net Cash Provided by Financing Activities	62,959	-
Increase (Decrease) in cash	(17,655)	(-)
Cash - Beginning of period	23,156	-
Cash - End of period	$5,501	$-
Interest paid	-	-
Taxes paid	-	-
Non-cash Transactions:
Stock issued to settle accrued compensation	$-	$375,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - COMPANY AND BASIS OF PRESENTATION:

General

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation that offers air combat training, mid-air refueling, maintenance training, ground-threat support, aerial fire-fighting, and specialty aerial services to the U.S. and Foreign Militaries and other Federal and State Agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances.

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

Basis of Presentation

The results for the first quarter of 2009 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-K for the year ended December 31, 2008.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of March 31, 2009 of $827,090.

December 15, 2006, TADS acquired substantially all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2009. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, maintenance training, aerial fire-fighting, ground-threat support, and other aerial services. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. During 2006, Aero raised from various stockholders approximately $1,510,634 through the issuance of convertible debt securities and warrants. During 2007, the Company has raised from various financing sources approximately $1,353,677 through the issuance of convertible debt. Also, the Company received proceeds totaling $346,450 from the sale of 629,911 units comprising of one share of Common Stock and warrants to purchase Common Stock. In addition, the Company received proceeds totaling $114,781 from the sales of 382,663 shares of the Company’s Common Stock.

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

As of March 31, 2009 and 2008, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the three months ended March 31, 2009 and 2008.

The Aircraft acquired pursuant to the June 2006 Asset Purchase Agreement (Note 5) were stationed in the Ukraine awaiting for disassembly and shipment to the United States of America. Additional modifications would be necessary to make them operational for use within the United States of America. The Company estimates that it would cost cost approximately $200,000 to ship the MIGs to the United States of America, and approximately $420,000 to get the MIGs fully operational. In December 2007, the Company was notified by the note holder of the note issued in connection with the June 2006 Asset Purchase Agreement, that the Company was in default of the agreement and that the holder was exercising their right to repossess the aircraft and flight simulators. As a result, the Company recorded a charge of $6,740,000 which is included a write-down of fixed assets in the accompanying consolidated statement of operations. The note associated with this purchase was settled in the second quarter of 2008. The note balance including accrued interest and principle was for approximately $2.7 million was settled for 50 million shares of Common Stock. This settled all demands between the Company and the Company the asset was acquired from.

Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the acquisition in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF Issue No. 00-21"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, content licensing, and maintenance agreements.  Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter.  Revenue for consulting services is recognized as the services are provided to customers.  For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers.  Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service.  Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with EITF Issue No. 00-21. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

 Fair Value of Financial Instruments

The recorded carrying values of accounts payable and accrued liabilities and interest bearing indebtedness approximate the fair value of such financial instruments. The derivative liabilities are recorded at fair value and are marked-to-market at each balance sheet date.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no short-term investments as of March 31, 2009.

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

Diluted net (loss) income per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants, discussed in Note 7, were not included in the calculation of diluted (loss) income per share for the quarters ended March 31, 2008 and 2009 because their inclusion would have had been anti-dilutive.

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

As of March 31, 2009, the Company had no derivative financial instruments.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008.  This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target.  Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies.  As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008.  This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests.  The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

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

In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).   ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141R, Business Combinations (“FAS 141R”), FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FSP 160”), Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), Emerging Issues Task Force (“EITF”) Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements, EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”), EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”), FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) and FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)(“APB 14-1”).

FAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. This standard requires an acquirer to recognize the assets acquired and liabilities assumed at the acquisition date fair values with limited exceptions. Additionally, FAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. Transactions are now being accounted for under this standard. On April 1, 2009, the FASB issued Staff Position FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is effective January 1, 2009, and amends the guidance in FAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”), and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. If the fair value is not determinable and the FAS 5 criteria are not met, no asset or liability would be recognized.

FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

FAS 160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements.   The adoption of FAS 160 did not affect the Company’s consolidated financial position or consolidated results of operations.

FAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, FAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since FAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of FAS 161 did not affect the Company’s consolidated financial position or consolidated results of operations.

EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The effect of adoption of EITF 07-1 did not affect the Company’s consolidated financial position or consolidated results of operations.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company’s consolidated financial position or consolidated results of operations.

Recently Issued Accounting Standards

The FASB recently issued Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”) and Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1/APB 28-1”).

Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 115-2/124-2 changes existing guidance for determining whether debt securities are other-than-temporarily impaired and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. Since FSP FAS 115-2/124-2 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 115-2/124-2 during the second quarter of 2009 and is currently assessing the impact of adoption on its consolidated financial position and consolidated results of operations.

FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s consolidated financial position or consolidated results of operations.

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

NOTE 4 – SALE OF STOCK

Pursuant to a 2007 Securities Purchase Agreement, in September 2007, the Company sold to four investors 382,663 shares in the aggregate of restricted Common Stock at a purchase price of $0.30 per share. The gross proceeds of this offering totaled $114,781. The share purchase price carried certain anti-dilution rights whereby the share purchase price would be amended if the average closing price of the shares, during the 30-day period following the closing of the offering, was less than the share purchase price.  The new share purchase price would become the anti-dilution reference price, and additional shares would be issued to reflect the new share purchase price. Notwithstanding any of the above, the new, share purchase price would not be less than $0.15. As a result of a decline in the price of the Company’s Common Stock, the anti-dilution rights kicked in and an additional 382,663 were issued in January 2008. Subsequently, pursuant to certain protective rights granted to the Investors in the Share Purchase Agreement, on January 23, 2008, and additional 382,666 shares of Common Stock was issued to the Investors, which effectively changed the purchase price of the Common Stock to $0.15 per share.

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

Pursuant to a Securities Purchase Agreement, in March, 2008, the Company sold 3,000,000 shares of restricted Common Stock to one investor at a purchase price of $0.01 per share. The gross proceeds of the offering totaled $30,000.

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

Fourth Quarter of 2008 to Present

No Debentures have been issued by the Company post Third-Quarter 2008.

Additional Indebtedness

Between July 1, 2008 and April 30, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $742,863 of which $175,000 was repaid in October, 2008. The Short-Term Loans carry a term of one year, an interest rate of 12%, and carried 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The Short-Term Loans have a lien on the receivables from the AETC Contract which stipulates that all funds received from the AETC Contract will first be directed towards paying down the Short-Term loans, with the agreement that one half of the funds repaid from the AETC receivables will be reloaned to the Company by the lien holders. The reference price was renegotiated with the lender and is currently equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.01 and which principle is equal to 148,572,658 shares of the Company’s Common Stock.

On April 15, 2009, the Company issued a Promissory Note to Lawrence Scharfman & Co., CPA, P.A. for $12,500 in consideration for unpaid fees accrued from September 30, 2008 through December 31, 2008.  The Promissory Note carries a term of 30 days and an annual interest rate 12%.  In the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases to 18% until paid-in-full.

On April 15, 2009, the Company issued a Promissory Note to Lawrence Scharfman & Co., CPA, P.A. for $25,000 in consideration for unpaid fees accrued from January 1, 2009 through April 15, 2009.  The Promissory Note carries a term of 90 days and an annual interest rate 12%.  In the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases to 18% until paid-in-full.

On April 15, 2009, the Company issued a Promissory Note to Mark Daniels for $159,878.63 in consideration for unpaid salary and expenses accrued from April 1, 2008 through April 15, 2009.  The Promissory Note carries a term of 90 days and an annual interest rate 12%.  In the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage, pro-rated for time, with a share reference price equal to a 50% discount to the 90-day trailing average price of the Common Stock of the Company.

On April 15, 2009, the Company issued a Promissory Note to Alexis Korybut for $114,425.77 in consideration for unpaid salary and expenses accrued from April 1, 2008 through April 15, 2009.  The Promissory Note carries a term of 90 days and an annual interest rate 12%.  In the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage, pro-rated for time, with a share reference price equal to a 50% discount to the 90-day trailing average price of the Common Stock of the Company.

On April 15, 2009, the Company issued a Promissory Note to Joint Strategy Group, Inc. for $41,319.04 in consideration for unpaid consulting fees and expenses accrued from July 1, 2008 through April 15, 2009.  The Promissory Note carries a term of 90 days and an annual interest rate 12%.  In the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage, pro-rated for time, with a share reference price equal to a 50% discount to the 90-day trailing average price of the Common Stock of the Company.

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

Issuance of Common Stock to Fred Daniel

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

Issuance of Common Stock to Mark Daniels Irrevocable Trust III

The Company issued an aggregate amount of 105,000,000 restricted shares of Common Stock to Mark Daniels Irrevocable Trust III in the third quarter of 2008.  Notwithstanding the above, 52,500,000 of these shares were duplicately issued in error and were cancelled on November 20, 2008 by the Company’s transfer agent for retirement by tender to the transfer agent of a lost share affidavit by the Mark Daniels Irrevocable Trust III.  The shares were issued in consideration for Mr. Daniels executing a new employment agreement with the Company and for accrued and unpaid salary. The Company issued an aggregate amount of 121,975,720 restricted shares of Common Stock to Mark Daniels Irrevocable Trust III in April, 2009.  The shares were issued in consideration for accrued and unpaid salary and expenses owed to Mr. Daniels, for his retirement of 4,000,000 Series A Preferred Shares including cancellation of any accrued dividends, and for Mr. Daniels executing a new employment agreement with the Company upon his assuming the role of Chief Executive Officer. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Victor Miller

The Company issued an aggregate of 810,000 restricted shares of Common Stock to Mr. Victor Miller in the second quarter of 2007, as compensation in lieu of accrued and unpaid salary for his service as an Officer of the Company. The Company issued an additional 2,400,000 restricted shares of Common Stock to Victor Miller in February, 2008 in consideration of Mr. Miller retiring his 2,400,000 Series A Preferred shares including any accrued dividends, which Preferred share retirement occurred in April, 2009. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Lawrence Cusack

The Company issued 600,000 restricted shares of Common Stock to Mr. Lawrence Cusack in the first quarter of 2008, as additional compensation for serving as an employee of the Company. The Company issued an additional 400,000 restricted shares of Common Stock to Mr. Lawrence Cusack in the third quarter of 2008, as consideration for accrued and unpaid salary for serving as an employee of the Company.  The Company issued 1,000,000 restricted shares of Common Stock to Mr. Lawrence Cusack in April, 2009, as consideration for unpaid salary while serving as an employee of the Company in 2008.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Peter Maffitt

The Company issued 500,000 restricted shares Common Stock to Peter Maffitt, a Director of the Company, in the second quarter of 2008 as compensation for acting as a Director of the Company. The Company issued an additional 1,000,000 restricted shares of Common Stock to Peter Maffitt in the third quarter of 2008 as further compensation for acting as a Director of the Company. The Company issued 1,000,000 restricted shares Common Stock to Peter Maffitt, a Director of the Company, in April, 2009, as compensation for acting as a Director of the Company.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Charles DeAngelo

The Company issued 250,000 restricted shares of Common Stock to Charles DeAngelo, a Director of the Company, in the second  quarter of 2008 as compensation for acting as a Director of the Company. The Company issued an additional 750,000 restricted shares of Common Stock to Charles DeAngelo in the third quarter of 2008 as further compensation for acting as a Director of the Company. The Company issued 1,000,000 restricted shares of Common Stock to Charles DeAngelo, a Director of the Company, in April, 2009 as compensation for acting as a Director of the Company. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Federal Financial Partners, LLC

The Company issued an aggregate of 1,600,000 shares of restricted Common Stock to Federal Financial Partners, LLC in the first and third quarters of 2007 as compensation for consulting services to the Company. The Company issued an additional 4,000,000 shares of restricted Common Stock to Federal Financial Partners, LLC in February, 2008 in consideration of Mark Daniels retiring his 4,000,000 Series A Preferred shares.  Notwithstanding the above, the stock certificate representing the 4,000,000 shares of Common Stock was cancelled on April 30, 2009.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Northrop Defense Consulting Corp.

The Company issued an aggregate of 2,800,000 shares restricted shares of Common Stock to Northrop Defense Consulting Corp for consulting services in the third quarter of 2007.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Joint Strategy Group, Inc.

The Company issued 5,000,000 restricted shares of Common Stock to Joint Strategy Group, Inc. in the first quarter of 2008, as compensation for consulting services to the Company. The Company issued an additional 20,000,000 restricted shares of Common Stock to Joint Strategy Group, LLC in the third quarter of 2008, as consideration for executing a long-term consulting services agreement with the Company. The Company issued 68,263,808 restricted shares of Common Stock to Joint Strategy Group, Inc. in April, 2009, as consideration for unpaid consulting fees accrued from July 1, 2008 through April 15, 2009, and as consideration for a new consulting agreement with the Company. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to Plumtree Capital Management LLC

The Company issued 4,000,000 restricted shares of Common Stock to Plumtree Capital Management LLC in July, 2008 as compensation for accrued and unpaid consulting fees and expenses to July, 2008. The Company issued 82,885,154 restricted shares of Common Stock to Plumtree Capital Management LLC in April, 2009 as consideration for unpaid salary and expenses accrued from July 1, 2008 through April 15, 2009, and as consideration for a new employment agreement with the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to M&A Advisors LLC

The Company issued 2,000,000 restricted shares of Common Stock  in the third quarter of 2008 and 2,000,000 restricted shares of Common Stock in April, 2009, to M&A Advisors LLC as compensation for consulting services to the Company. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to the Ticktin Law Group

The Company issued 3,000,000 restricted shares of Common Stock in the fourth quarter of 2008 and 3,000,000 restricted shares of Common Stock in April, 2009, to the Tictin Law Group as compensation for legal services. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Julius Astrada

The Company issued 1,000,000 restricted shares of Common Stock to Julius Astrada in the fourth quarter of 2008 as compensation for marketing services. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Bradley Hacker

The Company issued 1,000,000 restricted shares of Common Stock to Bradley Hacker in April, 2009 as compensation for fees associated with bookkeeping services for the third and fourth quarters of 2008 and the first quarter of 2009. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Air Support Systems, LLC

The Company issued 100,000,000 restricted shares of Common Stock to Air Support Systems, LLC in April, 2009 as consideration under the terms of an agreement between Air Support Systems, LLC and the Company for the exclusive lease of its ILyushin IL-78 aircraft. No registration rights were issued in connection with these shares.

Issuance of Common Stock to Dakota Aviation Consultants, LLC

The Company issued 100,000,000 restricted shares of Common Stock to Dakota Aviation Consultants, LLC in April, 2009 as consideration under the terms of a consulting agreement between Dakota Aviation Consultants, LLC and the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to the Dakota Fears Trust

The Company issued 100,000,000 restricted shares of Common Stock to the Dakota Fears Trust in April, 2009 as consideration under the terms of a Short-Term Loan agreement between the Dakota Fears Trust and the Company. No registration rights were issued in connection with these shares.

Issuance of Common Stock to the Gary Fears Trust

The Company issued 83,980,742 restricted shares of Common Stock to the Gary Fears Trust in April, 2009, of which 30,000,000 shares were issued as consideration for an investment of $300,000 in September of 2008, and 53,980,742 shares were issued under the terms of a Short-Term Loan agreement between the Gary Fears Trust and the Company. No registration rights were issued in connection with these shares.

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

Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three months ended March 31, 2008 and 2009 because their inclusion would have had been anti-dilutive.

Issuance of Series A Preferred Stock

During fiscal 2007, the Company issued an aggregate of 6,400,000 shares of its Series A Preferred Stock; 2,400,000 shares to Mr. Victor Miller, and 4,000,000 shares to Federal Financial Partners, LLC.

Retirement of Series A Preferred Stock

In April, 2009, the 6,400,000 shares of Series A Preferred Stock, of which 4,000,000 shares had been issued to Federal Financial Partners, LLC and 2,400,000 shares had been issued to Victor Miller, were cancelled and retired, as per a settlement agreement between Federal Financial Partners, LLC and Victor Miller, and the Company in which Federal Financial Partners, LLC and Victor Miller each receive 10,000,000 shares of Common Stock of the Company as consideration for the retirement of their Series A Preferred Stock and cancellation of any accrued and unpaid dividends owed to them.

As of April 30, 2009, there is no Series A Preferred Stock outstanding.

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

Debentures and Debenture Warrants as of December 31, 2008 consist of the following:

Year Ended	Debentures	Debenture Warrants
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,712,761
Unamortized debt discount	(2,076,820)
2008-Converted/Excercised	(4,950,853)
Net Carrying Value at December 31, 2008 and March 31, 2009	$4,950,853

NOTE 6 - INCOME TAXES:

There is no provision for income taxes for the quarter ended March 31, 2009. The Company has minimal net operating loss carry forwards for income tax purposes at March 31, 2009. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

Quarter Ended March 31,
2009
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

Effective as of April 24, 2009, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) to increase the Company’s authorized capital stock from 1,050,000,000 shares of Common Stock, par value $.001 per share only, to 3,050,000,000 shares, par value $.001 per share, of which 3,000,000,000 shares are Common Stock and the remaining 50,000,000 shares are a newly created class of “blank check” preferred stock.

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

Warrants

At March 31, 2009 the Company has outstanding warrants to purchase Common Stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued – 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued – 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - 2007 - Debenture Warrants	9,776,494	$0.14
Issued - 2007 - Financing Warrants	1,259,822	$1.25
Exercised – 2007	(8,530,755)	$(0.15)
Balance at December 31, 2007	26,473,876	$0.20
Cancellation of warrants as per conversion of notes payable	(26,473,876)
Balance at December 31, 2008 and March 31, 2009	-0-

NOTE 8 – COMMITMENTS:

Compensation Agreements

On June 27, 2008, the Company entered into a consulting agreement with MBC Consulting, LLC to provide financial support services. The term of the agreement is for one year. The agreement provides for a total fee of 7,000,000 restricted shares of the Company’s Common Stock.  No registration rights were granted

Pursuant to an employment agreement dated November, 2008, the Company hired David Perin, as the Company’s Chief Technology Officer and Facilities Officer at an annual salary of $60,000.  The agreement was for a period of one year. In addition, Mr. Perin was to be vested with 6,000,000 restricted shares of the Company’s Common Stock over a two-year period, which shares he has not been issued.  However, Mr. Perin was terminated by the Company’s Board of Directors in all capacities on April 14, 2009, and the Company believes that no further compensation is due to Mr. Perin.

Pursuant to an employment agreement dated February, 2009, the Company hired James O’Brien as the Company’s interim Chief Executive Officer at an annual salary of $120,000. The agreement was for a period of one year. In addition, Mr. O’Brien was to be vested with 6,000,000 restricted shares of the Company’s Common Stock and was to receive an additional 6,000,000 restricted shares of the Company’s Common Stock, which shares have not been issued to Mr. O’Brien.  Mr. O’Brien was terminated by the Company’s Board of Directors in all capacities on April 14, 2009, and the Company believes that no further compensation is due to Mr.  O’Brien.

On April 15, 2009, the Company entered into an employment agreement with Mark Daniels as Chief Executive Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $160,000 and a signing fee of 80,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Daniels in the management bonus pool.

On April 15, 2009, the Company entered into an employment agreement with Alexis Korybut as Vice President of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing fee of 60,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool.

On April 15, 2009, the Company entered into a consulting agreement with Joint Strategy Group, LLC to provide consulting services to the Company.  The term of the agreement is for one year, and provides for a monthly fee of $5,000 and a signing fee of 60,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Joint Strategy Group, LLC in the management bonus pool.

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

Lease Agreement

On April 15, 2009, the Company signed a lease agreement with Air Support Systems, LLC. for the exclusive use of its ILyushin IL-78 aerial refueling and fire-fighting aircraft. The agreement with Air Support Systems, LLC is for an initial three-year term, renewable for two subsequent three-year terms.

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

●	On February 4, 2009, Mark Daniels resigned as Chief Executive Officer of the Company, but continues to serve as Director along with Peter Maffitt and Charles Deangelo;

●	On February 4, 2009, James O’Brien was appointed interim Chief Executive Officer, Secretary, and Principle Accounting Officer of the Company.

●	On April 14, 2009, Mr. Obrien was terminated from all capacities with the Company.

●	On April 14, 2009, Mr. Mark Daniels was appointed as Chief Executive Officer, Secretary, and Principle Accounting Officer of the Company.

 Amendment to Articles of Incorporation

On June 25, 2008, the Company, pursuant to a resolution adopted by its Board of Directors, amended its Articles of Incorporation. Article Three is hereby deleted in its entirety and replaced as follows:

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

Increase in Authorized Shares

Pursuant to a vote of the shareholders of the Company, on April 24, 2009, the authorized number of shares of Common Stock of the Company was increased from 1,000,000,000 to 3,000,000,000.  The authorized number of shares of the Company’s Series A Preferred shares remained at 50,000,000.

 Share Retirement

In 2007, the Company conditionally placed into escrow 45,000,000 shares of its Common Stock in the name of International Tactical Training Center, Inc., in contemplation of a proposed joint venture and funding commitment.  Because no funding commitment nor definitive transaction documents that require such a pledge were entered into by the Company, and because the commitments pledged by the other parties were not executed, the Company and International Tactical Training Center, Inc., entered into a settlement agreement on April 15, 2009 whereby the 45,000,000 shares of Common Stock issued in the name of International Tactical Training Center, Inc. were cancelled and retired.

Item 2. Management’s Discussion and Analysis or Plan of Operation

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and, specifically the Management's Discussion and Analysis may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009. The following discussion should be read in conjunction with our condensed consolidated financial statements provided in this quarterly report on Form 10-Q.

Corporate History

Tactical Air Defense Services, Inc. (TADS) is a Nevada public corporation that offers air combat training, mid-air refueling, maintenance training, ground-threat support, aerial fire-fighting, and specialty aerial services to the U.S. and Foreign Militaries and other Federal and State Agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances.

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

Plan of Operation
THREE MONTHS ENDED MARCH 31, 2009
COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

There was no revenue or operating costs for the three months ended March 31, 2009. For the same three months ended March 31, 2008 the Company had no revenue and had  no operating costs for either period.

Selling, general and administrative expenses decreased from $679.524 for the three month period ended March 31, 2009 to $114,126 for the three month period ended March 31, 2009 due to costs in 2008 issued for consulting and professional services via issuance of Common Stock.

Other income (expenses) for the three month period ended March 31, 2009 decreased to none from $330,000 for the three month period ended March 31, 2008. The change was due to less interest expense for loans that were either converted or cancelled in the current period.

Net loss decreased from $1,010,024 for the nine three month period ended March 31, 2008 to $114,126 for the three month period ended March 31, 2009, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $23,156 at December 31, 2008 to $5,501 at March 31, 2009, primarily as a result of decreases in payables and accruals in the current period.

Total assets decreased from $361,156 at December 31, 2008 to $345,501 at March 31, 2009, primarily as a result of the decrease in cash discussed above.

Current liabilities increased from $986,120 at December 31, 2008 to $1,082,591 at March 31, 2009, due to increase in short term debentures with related parties in the current year.

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

We have funded our operations and met our capital expenditures requirements primarily from the issuance of Common Stock, convertible debt securities, and warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company and its newly appointed independent registered public accounting firm identified certain significant internal control deficiencies during their financial review for the three months ended March 31, 2009. We considered these weakness, in the aggregate, to be a material weakness. The primary concerns were a) the employment agreements which were entered into by our company with two of our officers during the year ended December 31, 2008; and which we were required to accrue for both compensation and related payroll taxes for these two officers, and for which we did not properly accrue for such expenditures for the year ended December 31, 2008; b) the convertible promissory notes agreements which were entered into by us with two related parties during the year ended December 31, 2008; and which we were required to account for the beneficial conversion features of the promissory notes consistent with the agreements, and for which we did not properly account for such beneficial conversion features for the year ended December 31, 2008. Management intends to rectify these deficiencies.

Management, at this time, believe these concerns will have a material impact on the financials presented herein and therefore have presented an un-audited restated balance sheet for the year ended December 31, 2008 and which is presented in greater detail in Note 2 of the financial statements. Management plans review all financial disclosures in the Form 10-K for the for the year ended December 31, 2008 and may determine to restate the Form 10-K.  If such restatement is required, the Company will publish a Form 8-K regarding any restatement and file amended financial statements. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 and March 31, 2009 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. Management, at this time, believe these concerns will not have a material impact on the financial statements presented herein as these financial statements are adjusted for the prospective revisions needed in the Form 10-K for the period ended December 31, 2008.   The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our quarterly reports on Form 10-Q for the period for the three months ended March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

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

As of April 30, 2009, TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than a threat of lawsuits from Mr. Peer, Sichenzia &Ross, and General Searock.

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

Our Common Stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

●	With a price of less than $5.00 per share;

●	That are not traded on a “recognized” national exchange;

●	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

●
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

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

ITEM 4.  OTHER INFORMATION

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
May 20, 2009
	By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive and Principal Accounting Officer)