Form 10-Q
period 2009-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2009-08-19
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 15, 2009
Common Stock, $0.001 par value	1,479,809,286

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

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I

ITEM 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
	JUNE 30, 2009	DECEMBER 31, 2008
ASSETS
Current Assets:
Cash	$17	23,156
Accounts Receivable-Net of Allowance For Doubtful Accounts $250,000	-0-	250,000
Total Current Assets	17	273,156
Property and Equipment, net	88,000	88,000

TOTAL ASSETS	88,017	361,156
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	10,395	7,762
Accrued liabilities	98,582	473,454
Short-Term Debentures, including accrued interest, net of debt discount of $2,590,041	986,756	504,904
Total Current Liabilities	1,095,733	986,120
TOTAL LIABILITIES	1,095,733	986,120
COMMITMENTS
STOCKHOLDERS' EQUITY:
Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	-0-	6,400
Common stock-$.001 par value; 30,000,000,000 shares authorized; - 1,480,309,286 and 855,203,856 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,480,309	855,204
Additional paid-in-capital	35,803757	36,403,936
Unearned compensation
Deficit accumulated during the development stage	(38,291,782)	(37,890,504)
TOTAL STOCKHOLDERS' EQUITY	(1,007,716)	(624,964)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,017	361,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES	$-	$-	$-	$-
OPERATING COSTS
GENERAL AND ADMINISTRATIVE EXPENSES	277,152	312,500	391,278	992,024
TOTAL COSTS	277,152	312,500	391,278	992,024
OPERATING LOSS	(277,152)	(312,500)	(391,278)	(992,024)
OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities		-		-
Write-down of fixed assets
Forgiveness of liquidated damages		-		-
Interest expense	(10,000)	(221,100)	(10,000)	(551,600)
Other		-		-
TOTAL OTHER EXPENSES	(10,000)	(221,100	(10,000)	(551,600)
NET LOSS	$(289,152)	(533,600)	$(401,278)	$(1,543,624)
Preferred stock dividend
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(289,152)	(533,600	$(401,278)	$(1,543,624)

Loss per common share - basic and diluted	$(.001)	(.004)	$(.001)	$(.014)

Weighted average number of shares outstanding - basic and diluted	1,288,309,286	29,600,840	1,071,756,571	23,427,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

  TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(401,278)	$(1,543,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt reserve	250,000
Stock-based compensation	176,668	467,000
Changes in operating assets and liabilities:
Accounts receivable	-0-
Accounts payable	(367)	-
Accrued liabilities	(265,121)	1,076,624
Net Cash Used in Operating Activities	(240,098)	(1,543,624)
CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	-0-	-0-
Net Cash Used in Investing Activities	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000
Due to related parties, net	191,959	-
Proceeds from convertible debentures		-0-
Net Cash Provided by Financing Activities	216,959	-0-
Increase (Decrease) in cash	(23,139)	-0-
Cash - Beginning of period	23,156	-0-
Cash - End of period	$17	$-0-
Interest paid		-
Taxes paid		-
Non-cash Transactions:
Conversion of debt plus accrued interest to equity		$2,706,224

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

Basis of Presentation

The results for the second quarter of 2009 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at June 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-K for the year ended December 31, 2008.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of June 30, 2009 of approximately $1,007,000.

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

As of June 30, 2009, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the six months ended June 30, 2009.

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

The Company receives revenue for aerial combat training services and associated services..  Training contracts are generally are for one year, and are renewable year to year thereafter.  Revenue for consulting services is recognized as the services are provided to customers.  Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no short-term investments as of June 30, 2009.

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

As of June 30, 2009, the Company had no derivative financial instruments.

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

The Company accounts for the issuance of common stock purchase warrants issued and other free standing derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) and (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company determines the fair value of these free standing instruments under the Black-Scholes Pricing Model using the following range of assumptions:

•	expected volatility - 350%-450%

•	expected dividend – none

•	risk-free interest rate - 4.75%-5.00%

•	Contractual term - 3-5 years

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

Pursuant to a Securities Purchase Agreement, in May, 2009, the Company sold 5,000,000 shares of restricted Common Stock to one investor at a purchase price of $0.005 per share. The gross proceeds of the offering totaled $25,000.

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

Additional Indebtedness

Between July 1, 2008 and April 30, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $742,863 of which $175,000 was repaid in October, 2008. The Short-Term Loans carry a term of one year, an interest rate of 12%, and carried 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The Short-Term Loans have a lien on the receivables from the AETC Contract which stipulates that all funds received from the AETC Contract will first be directed towards paying down the Short-Term loans, with the agreement that one half of the funds repaid from the AETC receivables will be reloaned to the Company by the lien holders. The reference price was renegotiated with the lender and is currently equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.01 and which principle is equal to 148,572,658 shares of the Company’s Common Stock, which Common Stock has been issued.

Between April 30, 2009 and July 31, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $109,188. The Short-Term Loans carry a term of one year, an interest rate of 12%, and 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The reference price is equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.005 and which principle new loans equals 51,774,471 shares of the Company’s Common Stock, which Common Stock has not yet been issued.

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

On April 15, 2009, the Company issued a Promissory Note to Mark Daniels for $159,878.63 in consideration for unpaid salary and expenses accrued from April 1, 2008 through April 15, 2009.  The terms of the Promissory Note have been revised to increase the term of 120 days with an annual interest rate 12%, and in the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases retroactively to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage at a share reference price equal to a 50% discount to the 30-day trailing average price of the Common Stock of the Company.

On April 15, 2009, the Company issued a Promissory Note to Alexis Korybut for $114,425.77 in consideration for unpaid salary and expenses accrued from April 1, 2008 through April 15, 2009.  The terms of the Promissory Note have been revised to increase the term to 120 days with an annual interest rate 12%, and in the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases retroactively to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage at a share reference price equal to a 50% discount to the 30-day trailing average price of the Common Stock of the Company.

On April 15, 2009, the Company issued a Promissory Note to Joint Strategy Group, Inc. for $41,319.04 in consideration for unpaid consulting fees and expenses accrued from July 1, 2008 through April 15, 2009.  The terms of the Promissory Note have been revised to increase the term to 120 days with an annual interest rate 12%.  In the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases retroactively to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage at a share reference price equal to a 50% discount to the 30-day trailing average price of the Common Stock of the Company.

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

Retirement of Common Stock

The Company has retired 45,000,000 shares of its Common Stock  May, 2009, which had been issued to International Tactical Training Center, Inc. in advance consideration for services which services were subsequently not delivered.

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

Debentures and Debenture Warrants as of December 31, 2008 consist of the following:

Year Ended	Debentures	Debenture Warrants
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,712,761
Unamortized debt discount	(2,076,820)
2008-Converted/Excercised	(4,950,853)
Net Carrying Value at December 31, 2008 and June 30, 2009	$-0-

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

On June 8, 2009, the Company entered into an employment agreement with Michael Cariello as Chief Operating Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $60,000 and a signing fee of 20,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Cariello in the management bonus pool.

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

 Lease Agreement

On April 15, 2008, the Company signed a lease agreement with Air Support Systems, LLC. for the exclusive use of its ILyushin IL-78 aerial refueling and fire-fighting aircraft. The agreement with Air Support Systems, LLC is for an initial three-year term, renewable for two subsequent three-year terms.

Lien Agreement

The Company has granted a lien to the holder of the Short-Term Loans on the receivables payable to the Company by the AETC for fulfillment of the BAF Contract.  The lien holder has agreed to reloan to the Company 50% of the funds repaid to it from the AETC receivables.

NOTE 9 - OTHER EVENTS:

Departures of Directors or Principal Officers; Elections of Directors; Appointments of Principal Officers

•	On January 8, 2007, Fred Daniels and Victor Miller were appointed to serve as a Director of the Company, joining Mark Daniels on the Board.

•
On August 3, 2007 Mark Daniels, a Director and Officer of the Company and Victor Miller, a Director and Officer of the Company each resigned from all positions with the Company, leaving Fred Daniels as the sole Director of the Company.

•
On August 3, 2007, Donald Goldstein was appointed as a Director of the Company by Fred Daniels, joining Fred Daniels on the Board of Directors.  Additionally, John Farley, our Vice President at the time, was also appointed  Principal Accounting Officer.

•	On August 17, 2007 John Farley, an Officer of TADS, resigned from all positions with the Company.

•
On August 17, 2007, Alexis Korybut was appointed as a Director of the Company, joining Donald Goldstein and Fred Daniels on the Board of Directors of TADS. Additionally, Korybut was also appointed as President, Chief Executive Officer, and Principal Accounting Officer of the Company.

•	On December 7, 2007 Donald Goldstein a Director of the Company, resigned from all positions with the Company, leaving Fred Daniels and Alexis Korybut as the two remaining Directors.

•
On March 4, 2008, to fill the vacancy left by the resignation of Donald Goldstein, Peter Maffitt was appointed to serve as a Director by the majority of the Series A Preferred shares, which appointment was ratified by Alexis Korybut and Fred Daniels, the 2 remaining Directors.  Peter Maffitt joined Fred Daniels and Alexis Korybut on the Board of Directors;

•
On March 4, 2008, Alexis Korybut resigned as President, Chief Executive Officer, Principal Accounting Officer, and Director, leaving Fred Daniels and Peter Maffitt as the 2 remaining members of the Board of Directors;

•	On March 4, 2008, Fred Daniels and Peter Maffitt appointed Michael Cariello as President and Chief Executive Officer of the Company, and appointed Fred Daniels as Secretary and Treasurer;

•	On March 7, 2008, the Board of Directors accepted the resignation of Fred Daniels as Secretary and Treasurer, and appointed Peter Maffitt as Secretary and Treasurer;

•
On March 15, 2008, the Board of Directors of the Company accepted the resignation of Michael Cariello as President and Chief Executive Officer, and appointed Mark Daniels as President,  Chief Executive Officer, and Principle Accounting Officer;

•
On April 14, 2008, Charles Deangelo was appointed by Fred Daniels and Peter Maffitt, the two remaining members of the Board of Directors, as the third Director, thereby filling the vacancy left by the departure of Alexis Korybut.  Charles Deangelo joined Peter Maffitt and Fred Daniels on the Board of Directors;

•
On April 16, 2008, the Board of Directors accepted the resignation of Fred Daniels as Director, and appointed Mark Daniels to the vacancy created by the departure of Fred Daniels, where he joined Peter Maffitt and Charles Deangelo on the Board of Directors;

•	On February 4, 2009, Mark Daniels resigned as Chief Executive Officer of the Company, but continues to serve as Director along with Peter Maffitt and Charles Deangelo;

•	On February 4, 2009, James O’Brien was appointed interim Chief Executive Officer, Secretary, and Principle Accounting Officer of the Company.

•	On April 14, 2009, Mr. Obrien was terminated from all capacities with the Company.

•	On April 14, 2009, Mr. Mark Daniels was appointed as Chief Executive Officer, Secretary, and Principle Accounting Officer of the Company.

•	On June 8, 2009, Michael Cariello was appointed by the Board of Directors of the Company as Chief Operating Officer of the Company.

•	On July 10, 2009, Alexis Korybut was appointed by the Board of Directors of the Company as Principle Accounting Officer of the Company.

•	On July 10, 2009, Peter Maffitt and Charles Deangelo resigned from the Board of Directors of the Company, leaving Mark Daniels as the sole member of the Board of Directors of the Company.

•
On July 10, Mark Daniels, acting as the sole member of the Board of Directors of the Company, appointed Michael Cariello and Alexis Korybut to the Board of Directors of the Company, where they joined Mark Daniels as the three members of the Board of Directors of the Company.

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

 Share Retirement

In 2007, the Company conditionally placed into escrow 45,000,000 shares of its Common Stock in the name of International Tactical Training Center, Inc., in contemplation of a proposed joint venture and funding commitment.  Because no funding commitment nor definitive transaction documents that require such a pledge were entered into by the Company, and because the commitments pledged by the other parties were not executed, the Company and International Tactical Training Center, Inc., entered into a settlement agreement on April 15, 2009 whereby the 45,000,000 shares of Common Stock issued in the name of International Tactical Training Center, Inc. were subsequently cancelled and retired.

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

Plan of Operation
SIX MONTHS ENDED JUNE 30, 2009
COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

There was no revenue or operating costs for the six months ended June 30, 2009. For the same three and six months ended June 30, 2008 the Company had no revenue and had  no operating costs for either period.

Selling, general and administrative expenses decreased from $391,278 for the six month period ended June 30, 2009 to $992,024 for the six month period ended June 30, 2009 due to costs in 2008 issued for consulting and professional services via issuance of Common Stock.

Other income (expenses) for the three month period ended June 30, 2009 decreased to $9,000 from $551,600 for the three month period ended June 30, 2008. The change was due to less interest expense for loans that were either converted or cancelled in the current period.

Net loss increased from $1,543,624 for the six month period ended June 30, 2008 to $400,278 for the six month period ended June 30, 2009, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $23,156 at December 31, 2008 to $17 at June 30, 2009, primarily as a result of decreases in payables and accruals in the current period.

Total assets decreased from $361,156 at December 31, 2008 to $88,017 at June 30, 2009, primarily as a result of the increase in accounts receivable allowance to $250,000.

Current liabilities decreased from $986,120 at December 31, 2008 to $1,095,733at June 30, 2009, due to increase in short term debentures with related parties in the current year offset by decrease in accrued liabilities.

Liquidity and Capital Resources

Our business involves the ownership, operation and maintenance of jet aircraft, which typically require significant amounts of capital. Some of our anticipated one time and ongoing expenses are discussed below.

Our predecessor, AeroGroup, has had no revenues during 2006. We had very little revenues during the year 2008 and year to date 2009 We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months in order to complete our business plan.

We have funded our operations and met our capital expenditures requirements primarily from the issuance of Common Stock, convertible debt securities, and warrants.

THREE MONTHS ENDED JUNE 30, 2009
COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

There was no revenue or operating costs for the three and six months ended June 30, 2009. For the same three and six months ended June 30, 2008 the Company had no revenue and had  no operating costs for either period.

Selling, general and administrative expenses increased from $277,152 for the three month period ended June 30, 2009 to $312,500 for the three month period ended June 30, 2009 due to costs in 2009 issued for consulting and professional services via issuance of Common Stock.

Other income (expenses) for the three month period ended June 30, 2009 decreased to $10,000 from $221,100 for the three month period ended June 30, 2008. The change was due to less interest expense for loans that were either converted or cancelled in the current period.

Net loss decreased from $533,600 for the three month period ended June 30, 2008 to $289,152 for the three month period ended June 30, 2009, due to the above analysis of Income and Expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company and its newly appointed independent registered public accounting firm identified certain significant internal control deficiencies during their financial review for the three and six months ended June 30, 2009. We considered these weakness, in the aggregate, to be a material weakness. The primary concerns were a) the employment agreements which were entered into by our company with two of our officers during the year ended December 31, 2008; and which we were required to accrue for both compensation and related payroll taxes for these two officers, and for which we did not properly accrue for such expenditures for the year ended December 31, 2008; b) the convertible promissory notes agreements which were entered into by us with two related parties during the year ended December 31, 2008; and which we were required to account for the beneficial conversion features of the promissory notes consistent with the agreements, and for which we did not properly account for such beneficial conversion features for the year ended December 31, 2008. Management intends to rectify these deficiencies.

Management, at this time, believe these concerns will have a material impact on the financials presented herein and therefore have presented an un-audited restated balance sheet for the year ended December 31, 2008 and which is presented in greater detail in Note 2 of the financial statements. Management plans review all financial disclosures in the Form 10-K for the for the year ended December 31, 2008 and may determine to restate the Form 10-K.  If such restatement is required, the Company will publish a Form 8-K regarding any restatement and file amended financial statements. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures as of December 31, 2008 and June 30, 2009 may not be effective due to possible material weakness in our internal controls over financial reporting described below, and other factors related to the Company’s financial reporting processes. Management, at this time, believe these concerns will not have a material impact on the financial statements presented herein as these financial statements are adjusted for the prospective revisions needed in the Form 10-K for the period ended December 31, 2008.   The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

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

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our quarterly reports on Form 10-Q for the period for the three months ended June 30, 2009.

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

In June of 2009, Victor Miller and Air 1 Flight support, an entity controlled by Victor Miller, caused an injunction to be placed on the Company to not relocate the IL-78, which the Company leases from a third party, as a result of a lien Victor Miller and Air 1 Flight Support placed on the IL-78 for unpaid services provided to the third-party leasing the IL-78 to the Company.  The Company believes that the lien and injunction are completely without merit based upon Victor Miller and Air 1 Flight Support being party to a settlement agreement between the parties including the third-party subject to the lien.  Victor Miller and Air 1 Flight Support subsequently filed a motion for contempt of court against the Company subsequent to the IL-78 having been relocated by a third-party to which the Company leases the IL-78, without the knowledge or assistance of the Company.  The Company believes that this motion is also without merit, and intends to vigorously defend itself, and pursue Victor Miller and Air 1 Flight Support for material damages to the Company.

As of July 31, 2009, TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than a threat of lawsuits from Mr. Peer, Sichenzia &Ross, and General Searock.

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

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

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

TACTICAL AIR DEFENSE SERVICES, INC.

August 19 , 2009	By:	/s/ Mark Daniels
Name: Mark Daniels
Title: President and Chairman (Principal Executive)