Form 10-Q
period 2009-09-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2009-11-23
CIK 1077915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

(Mark One)
X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

 ☐ Transition Report Pursuant to Section 13 or 15(d)\ of the Securities Exchange Act

For the transition period from
____________________

Commission File No.     333-79405

TACTICAL AIR DEFENSE SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 Perimeter Rd
West Palm Beach, FL 33406
 (Address of principal executive offices)

(305) 781-2929
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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-Accelerated filer  ☐ Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 15, 2009
Common Stock, $0.001 par value	1,262,924,132

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

INDEX TO FORM 10-Q FILING

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I

ITEM 1 – FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
	SEPTEMBER 30, 2009	DECEMBER 31, 2008
ASSETS
Current Assets:
Cash	$17	23,156
Accounts Receivable-Net of Allowance For Doubtful Accounts $250,000	-0-	250,000
Total Current Assets	17	273,156
Property and Equipment, net	88,000	88,000

TOTAL ASSETS	88,017	361,156
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	18,395	7,762
Accrued liabilities	62,236	473,454
Short-Term Debentures, including accrued interest, net of debt discount of $2,590,041	1,434,331	504,904
Total Current Liabilities	1,514,962	986,120
TOTAL LIABILITIES	1,514,962	986,120
COMMITMENTS
STOCKHOLDERS' EQUITY:
S Series A Preferred stock-$.001 par value; 50,000,000 shares authorized; - shares issued and outstanding - 6,400,000	-0-	6,400
Common stock-$.001 par value; 30,000,000,000 shares authorized; - 1,480,309,286 and 855,203,856 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,480,309	855,204
Additional paid-in-capital	35,565,847	36,403,936
Unearned compensation
Deficit accumulated during the development stage	(38,473,101)	(37,890,504)
TOTAL STOCKHOLDERS' EQUITY	(1,426,945)	(624,964)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,017	361,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
(A Development Stage Company, Commencing January 1, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2009 and 2008
(Unaudited)
	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
REVENUES	$-	$-	$-	$-
OPERATING COSTS
GENERAL AND ADMINISTRATIVE EXPENSES	161,319	620,746	552,591	1,612,770
TOTAL COSTS	161,319	620,746	552,591	1,612,770
OPERATING LOSS	(161,319)	(620,746)	(552,591)	(1,612,770)
OTHER (EXPENSE) INCOME:
Derivative loss on derivative liabilities		-		-
Write-down of fixed assets
Forgiveness of liquidated damages		-		-
Interest expense	(20,000)	-	(30,000)	(551,600)
Other		-		-
TOTAL OTHER EXPENSES	(20,000)	-	(30,000)	(551,600)
NET LOSS	$(181,319)	(620,746)	$(582,591)	$(2,164,370)
Preferred stock dividend
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(181,319)	(620,746)	$(582,591)	$(2,164,370)

Loss per common share - basic and diluted	$(.00)	(.02)	$(.00)	$(.09)

Weighted average number of shares outstanding - basic and diluted	1,288,309,286	29,600,840	1,071,756,571	23,427,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

TACTICAL AIR DEFENSE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(582,591)	$(2,164,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt reserve	250,000
Stock-based compensation	296,668	1,828,589
Changes in operating assets and liabilities:
Accounts receivable	-0-
Accounts payable	10,633	-
Accrued liabilities	(411,218)	367,625
Net Cash Used in Operating Activities	(436,508)	(31,844)
CASH USED IN INVESTING ACTIVITIES
Purchase of property and equipment	-0-	-0-
Net Cash Used in Investing Activities	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	175,000
Due to related parties, net	388,369	-
Net Cash Provided by Financing Activities	413,369	175,000
Increase (Decrease) in cash	(23,139)	143,156
Cash - Beginning of period	23,156	-0-
Cash - End of period	$17	$143,156
Interest paid		-
Taxes paid		-
Non-cash Transactions:
Conversion of debt plus accrued interest to equity		$2,706,224

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

Basis of Presentation

The results for the third quarter of 2009 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet at September 30, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report within its Form 10-K for the year ended December 31, 2008.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of September 30, 2009 of approximately $1,600,000.

December 15, 2006, TADS acquired substantially all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2009. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, maintenance training, aerial fire-fighting, ground-threat support, and other aerial services. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. During 2006, Aero raised from various stockholders approximately $1,510,634 through the issuance of convertible debt securities and warrants. During 2007-2009, the Company has raised from various financing sources approximately $1,353,677 through the issuance of convertible debt. Also, the Company received proceeds totaling $346,450 from the sale of 629,911 units comprising of one share of Common Stock and warrants to purchase Common Stock. In addition, the Company received proceeds totaling $114,781 from the sales of 382,663 shares of the Company’s Common Stock.

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

As of September 30, 2009, the Company did not have any assets placed into service. As a result, there was no depreciation expense for the nine months ended September 30, 2009.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no short-term investments as of September 30, 2009.

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

As of September 30, 2009, the Company had no derivative financial instruments.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after September 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended September 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009.

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

In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009.
In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.
The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009.
In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

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

Second Quarter of 2007

Between April 1, 2007 and September 30, 2007, the Company received proceeds from loans totaling $493,851. The Debentures are convertible into 1,974, 486 shares of TADS Common Stock at a conversion price of $.25 per share and provide for warrants to purchase 1,974,486 shares of TADS Common Stock at an exercise price of $.25. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise prices of $.25 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

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

Second Quarter of 2008

Between April 1, 2008 and September 30, 2008, the Company received proceeds of loans totaling $357,151. The Debentures are convertible into TADS 17,857,252 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

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

Third Quarter of 2009

Between July 31, 2009 and November 15, 2009, the Company received loans totaling $57,542.46, retired Promissory Notes totaling $162,964.54, and retired 216,885,154 shares of Common Stock of the Company.  The Company issued Debentures totaling $520,996, which Debentures are convertible into TADS 416,796,800 shares of Common Stock at a conversion price of $0.00125 per share. The Debentures bear annual interest of 12%, are due three years from the date of issuance, and carry full-ratchet anti-dilution provisions.

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

On April 15, 2009, the Company issued a Promissory Note to Alexis Korybut for $114,425.77 in consideration for unpaid salary and expenses accrued from April 1, 2008 through April 15, 2009.  The terms of the Promissory Note have been revised to increase the term to 120 days with an annual interest rate 12%, and in the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases retroactively to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage at a share reference price equal to a 50% discount to the 30-day trailing average price of the Common Stock of the Company.  On September 3, 2009, the Promissory Note was retired.

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

Issuance of Common Stock to Victor Miller

The Company issued an aggregate of 810,000 restricted shares of Common Stock to Mr. Victor Miller in the second quarter of 2007, as compensation in lieu of accrued and unpaid salary for his service as an Officer of the Company. The Company issued an additional 2,400,000 restricted shares of Common Stock to Victor Miller in February, 2008 in consideration of Mr. Miller retiring his 2,400,000 Series A Preferred shares including any accrued dividends, which Preferred share retirement occurred in April, 2009. In addition, in April, 2009, the Company issued to Mr. Miller 10,000,000 shares of Common Stock as per a Settlement Agreement signed between Mr. Miller and the Company and other parties in April, 2009.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Alexis Korybut

The Company issued an aggregate of 30,000,000 restricted shares of Common Stock to Mr. Alexis Korybut in the first quarter of 2008, as compensation for serving as additional President, Chief Executive Officer, Treasurer, and Principle Accounting Officer of the Company. No registration rights were issued in connection with these shares.  The shares of Common Stock have subsequently been retired as per agreement between the Company and Alexis Korybut.

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

Issuance of Common Stock to Plumtree Capital Management LLC

The Company issued 4,000,000 restricted shares of Common Stock to Plumtree Capital Management LLC in July, 2008 as compensation for accrued and unpaid consulting fees and expenses to July, 2008. The Company issued 82,885,154 restricted shares of Common Stock to Plumtree Capital Management LLC in April, 2009 as consideration for unpaid salary and expenses accrued from July 1, 2008 through April 15, 2009, and as consideration for a new employment agreement with the Company. No registration rights were issued in connection with these shares.  The shares of Common Stock have subsequently been retired as per agreement between the Company and Plumtree Capital Management LLC.

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

Issuance of Common Stock to Air Support Systems, LLC

The Company issued 100,000,000 restricted shares of Common Stock to Air Support Systems, LLC in April, 2009 as consideration under the terms of an agreement between Air Support Systems, LLC and the Company for the exclusive lease of its ILyushin IL-78 aircraft. No registration rights were issued in connection with these shares.  The shares of Common Stock have subsequently been retired as per agreement between the Company and Air Support Systems, LLC.

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

Retirement of Common Stock

The Company retired 45,000,000 shares of its Common Stock in May, 2009, which had been issued to International Tactical Training Center, Inc. in advance consideration for services which services were subsequently not delivered.

The Company retired 30,000,000 shares of its Common Stock in November, 2009, which had been issued to Alexis Korybut, as per agreement between the Company and Alexis Korybut.

The Company retired 86,885,154 shares of its Common Stock in November, 2009, which had been issued to Plumtree Capital Management, LLC, as per agreement between the Company and Plumtree Capital Management LLC.

The Company retired 100,000,000 shares of its Common Stock in November, 2009, which had been issued to Air Support Systems, LLC, as per agreement between the Company and Air Support Systems, LLC.

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

As of November 15, 2009, there is no Series A Preferred Stock outstanding.

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

Debentures and Debenture Warrants as of December 31, 2008 consist of the following:

Year Ended	Debentures	Debenture Warrants
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,712,761
Unamortized debt discount	(2,076,820)
2008-Converted/Excercised	(4,950,853)
Net Carrying Value at December 31, 2008 and September 30, 2009	$-0-

NOTE 6 - INCOME TAXES:

There is no provision for income taxes for the quarter ended September 30, 2009. The Company has minimal net operating loss carry forwards for income tax purposes at September 30, 2009. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

Quarter Ended September 30,
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

At September 30, 2009 the Company has outstanding warrants to purchase Common Stock as follows:

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

Plan of Operation
NINE MONTHS ENDED SEPTEMBER 30, 2009
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

There was no revenue or operating costs for the nine months ended September 30, 2009. For the same nine months ended September 30, 2008 the Company had no revenue.

Selling, general and administrative expenses decreased from $1,612,770 for the nine month period ended September 30, 2009 to $552,591 for the nine month period ended September 30, 2009 due to costs in 2008 issued for consulting and professional services via issuance of Common Stock.

Other income (expenses) for the nine month period ended September 30, 2009 decreased to $30,000 from $551,600 for the nine month period ended September 30, 2008. The change was due to less interest expense for loans that were either converted or cancelled in the current period.

Net loss increased from $2,164,370 for the nine month period ended September 30, 2008 to $582,591 for the nine month period ended September 30, 2009, due to the above analysis of Income and Expenses.

Current Assets

Cash decreased from $23,156 at December 31, 2008 to $17 at September 30, 2009, primarily as a result of decreases in payables and accruals in the current period.

Total assets decreased from $361,156 at December 31, 2008 to $88,017 at September 30, 2009, primarily as a result of the increase in accounts receivable allowance to $250,000.

Current liabilities decreased from $986,120 at December 31, 2008 to $1,514,962at September 30, 2009, due to increase in short term debentures with related parties in the current year offset by decrease in accrued liabilities.

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

THREE MONTHS ENDED SEPTEMBER 30, 2009
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

There was no revenue or operating costs for the three months ended September 30, 2009. For the same three months ended September 30, 2008 the Company had no revenue for the period.

Selling, general and administrative expenses decreased from $620,746 for the three month period ended September 30, 2008 to $161,319 for the three month period ended September 30, 2009 due to costs in 2008 issued for consulting and professional services via issuance of Common Stock.

Other income (expenses) for the three month period ended September 30, 2009 increased to $20,000 from $-0- for the three month period ended September 30, 2008. The change was due to l interest expense for loans that were either converted or cancelled in the current period.

Net loss decreased from $620m746 for the three month period ended September 30, 2008 to $181,319 for the three month period ended September 30, 2009, due to the above analysis of Income and Expenses.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our quarterly reports on Form 10-Q for the period for the three months ended September 30, 2009.

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

Lack Of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

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

In June of 2009, Victor Miller and Air 1 Flight support, an entity controlled by Victor Miller, caused an injunction to be placed on the Company to not relocate the IL-78, which the Company leases from a third party, as a result of a lien Victor Miller and Air 1 Flight Support placed on the IL-78 for unpaid services provided to the third-party leasing the IL-78 to the Company.  The Company believes that the lien and injunction are completely without merit based upon Victor Miller and Air 1 Flight Support being party to a settlement agreement between the parties including the third-party subject to the lien.  Victor Miller and Air 1 Flight Support subsequently filed a motion for contempt of court against the Company subsequent to the IL-78 having been relocated by a third-party to which the Company leases the IL-78, without the knowledge or assistance of the Company.  Victor Miller and Air 1 Flight Support subsequently filed a legal proceeding against the Company in Michigan in connection with the lien, which has resulted in a judgment against the Company.  The Company intends to contest the judgment which it was not given the opportunity to defend against for what it believes to be a fraudulent lien. The Company believes that these motions and proceedings are without merit, and the Company intends to vigorously defend itself, and pursue Victor Miller and Air 1 Flight Support for tortuous interference and material damages to the Company.

As of July 31, 2009, TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than a threat of lawsuits from Mr. Peer, Sichenzia &Ross, General Searock, and Victor Miller/Air 1 Flight Support.

Item 1A     Risk Factors

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

Item 2.    Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2009.

Item 3.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

Item 4.    Other Information

On August 20, 2009, the Company filed an amended Form 8-K in connection with ITEM 4.01 Changes in Registrant’s Certifying Accountant.  We understand that on August 11, 2009, the registration of the Company’s independent auditor, Lawrence Scharfman, CPA, with the Public Companies Accounting Oversight Board, (PCAOB), was revoked by the PCAOB.  As such, on August 15, 2009, Lawrence Scharfman, CPA was dismissed as the Company’s Independent Auditor, and Larry O’Donnell, CPA, P.A. was appointed as the Company’s Independent Auditor.

The Independent Auditor's report on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, or was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

TACTICAL AIR DEFENSE SERVICES, INC.

November 23 , 2009	By:	/s/ Alexis Korybut
Name: Alexis Korybut
Title: President and Chief Executive Officer (Principal Executive)