Form 10-K
period 2009-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2010-04-15
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

                [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 333-79405

TACTICAL AIR DEFENSE SERVICES, INC.
(Name of small business issuer on its charter)

Nevada	88-0455809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
123 West Nye Lane, Suite 517 Carson City, Nevada 89706 ________________________________________________________________________ (Address of principal executive offices, including zip code)

                         Registrant’s telephone number, including area code:                                                   (775) 888-6744
                         Securities registered pursuant to Section 12(b) of the Act:                                                 None
                         Securities registered pursuant to Section 12(g) of the Act:                                                 $.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]  No [ X ]

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,447,011 based upon the closing price of our common stock which was $0.007 on April 13, 2010.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to approximately 364,871,089 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 13, 2010 there were 1,428,729,890 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                     None

Transitional Small Business Disclosure Format (Check one):                                                 Yes  [   ]  No [ X ]

 Tactical Air Defense Services, Inc.

Annual Report on Form 10-K

Forward Looking Statements

This Annual Report on Form 10-K and all other reports filed by Tactical Air Defense Services, Inc., a Nevada corporation (“TADS” or the “Company”), from time to time with the Securities and Exchange Commission (the “SEC” and collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of TADS as well as estimates and assumptions made by TADS management. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

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

PART I

All references in this Annual Report on Form 10-K to the “Company,” “we,” “our,” or “us,” ” refer to TADS and its subsidiaries as constituted subsequent to the acquisition of substantially all of the assets of AeroGroup Incorporated on December 15, 2006, except where the context makes clear that the reference is only to TADS. Information about the Company and the principal terms of this acquisition are set forth below.

ITEM 1.                      BUSINESS

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation that offers air combat training, air to air refueling, aerial fire-fighting, and specialty aerial services to the U.S. and U.S. approved Allied Countries and other Federal and State Agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances.

The Company’s executive offices are located at 123 West Nye Lane, Suite 517, Carson City, Nevada, 89706 and the Company’s phone number is (775) 888-6744.

TADS Corporate History

TADS was incorporated in the State of Nevada on July 9, 1998 under the name Natalma Industries, Inc. Originally, TADS operated as a junior mining company engaged in the exploration of mining properties. We were unsuccessful in locating a joint venture partner to assist us in the development of our mining claims. As a result, TADS was unable to pay for and perform the exploration and development required in its agreement with the owners of its properties and lost our rights to the mining claims. Our management at the time, therefore determined that it was in the best interest of our shareholders that we seek potential operating businesses and business opportunities with the intent to acquire or merge with another business, which led to the purchase substantially all of the assets of AeroGroup Incorporated on December 15, 2006 (the “AeroGroup Acquisition”). The complete terms of the AeroGroup Acquisition were disclosed in our Form 8-K filed with the SEC on December 18, 2006. AeroGroup Incorporated originally commenced its operations and business plan as a contractor of military flight training as AeroGroup International Corporation in January 2002, and eventually merged with and acquired AeroGroup Incorporated.

Current Business Operations

Following the AeroGroup Acquisition, the Company acquired several key assets including the following:

-	Two MiG 29 “Fulcrum” fighter aircraft, which were appraised in late 2005 at $2,800,000 each (pre-modification) located in the Ukraine (the “MIG 29’s”);
-	Four Singer Link tactical jet simulators, and related equipment, appraised in late 2005 at $285,000 each (pre-modification)(the “Simulators”);
-	Assignments of copyrights to a specialized F-16 Fighter Aircraft training course syllabus, specially created by AeroGroup for training pilots.(the “F-16 Training Courses”);
-
Assignments of provisional applications for utility patents filed relating to methods of operational training uses of fighter aircraft by civilian corporations of these types of military aircraft for training of military personnel, specifically F-16, Pat. Pend. 60805870; Kfir, Pat. Pend. 60805885; A-4 Skyhawk, Pat Pend. 60805877; and MiG 29, Pat Pend. 60805888 (collectively the “Patents”);

-	Assignment of a Federal Aviation Administration issued license as an Aircraft Dealer (“FAA Dealer License”);
-
Rights as assignee under three subcontracts and one contract to provide combat, primary and other flight training, as well as training research, in the F-16 and various other types of aircraft to military personnel of the U.S. Armed Forces, NATO forces and other approved countries (“Training Contracts”);

-	Assignment of a sublease of facilities at the Grayson County Airport in Grayson, Texas, including aircraft hangars, land and office space (the “Grayson Sublease”);
-
Assignment of an option to enter into an exclusive agreement with Air Support Systems, LLC, to lease IL-78 tanker aircraft which are used primarily in air-to-air refueling operations (the “IL-78 Lease”) (The MIG 29’s, Simulators, F-16 Training Courses, Patents, FAA Dealer License, Training Contracts, Grayson Sublease and IL-78 Lease may collectively be referred to hereinafter as the “AeroGroup Assets”); and

-	Exclusive rights to the AeroGroup name and all copyrights, trademarks, logos, imagery and other intellectual property, in connection with any business competitive to the business of the Company.

It was intended that the AeroGroup Assets would be used by the Company in connection with both “basic flight training” “introduction to fight fundamentals” and “combat flight training” of military pilots. The Company planned to use the assets to provide U.S. and NATO military pilots with a “real life” opportunity to train against threat-type aircraft whose performance and flight characteristics are superior in some respects to those of U.S. and NATO fighter aircraft.

As a result of the U.S. Base Foreclosure Act, the overall downsizing of the armed forces of the U.S. and its foreign allies, and the advanced age of the U.S. military air fleet, there was insufficient equipment and personnel to meet demands for combat air training and air refueling training. The wars in Iraq and Afghanistan and various regional conflicts and terrorist’s acts, have only added to this crisis. The private-sector is now being asked to fill a role once the exclusive domain of the military, and the capabilities of civilian contractors are well recognized, and are frequently proven superior and more efficient than public-sector contractors. In addition, due to the escalating wild fires in the Western U.S., and the financial and environmental costs associated with this crisis, fire-fighting preparedness and capability have become a top priority at both the State and Federal levels of government. Again, the private sector is being asked to provide services that were previously the domain of the public-sector.

In order to meet present and future military, environmental, and financial threats, the United States and its allies has been forced to continue to commit billions of dollars to training, preparedness, and execution. These needs cannot be met without the support of the private-sector. We believe that there is currently no other private-sector contractor which can adequately fulfill these diverse and urgent demands, and we believe that TADS possesses access to the aircraft, personnel, and operational skills necessary to claim a significant piece of this rapidly growing and highly-profitable market for diverse air support services.

Air Combat Training

Air combat training exercises are currently conducted by the training commands of the United States Air Force, United States Navy, and of most of our NATO, and foreign allies. We believe neither the U. S. Department of Defense (the “DoD”) nor its allies have sufficient personnel, support equipment, or access to foreign enemy type aircraft, to meet current demand. In many instances our European allies have neither the facilities nor the extensive airspace required for fighter combat training or fighter bomber training that we hope to provide.

TADS is able to provide the armed forces of the U.S. and its allies with a vast array of training services and support functions including, but not limited to air combat instruction and tactical training, actual aggressor simulated combat, classroom instruction, and airspace scheduling, fueling, aircraft spare parts support, aircraft maintenance and aircraft maintenance training.

Air combat simulation exercises are currently conducted by the training commands of the United States Air Force, United States Navy, and of most of our NATO, and foreign allies. We believe neither the DoD nor its allies have sufficient training and support equipment and personnel to meet current demand. In many instances, our European allies have neither the facilities nor the extensive airspace required for fighter combat training or fighter bombing training that TADS can provide.

Our flight training services focus on two major components; initial qualification flight training and advanced flight training, both of which consist of ground, and in the air flight training. In addition, we are preparing to perform other flight training support services as described herein.

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

Advanced  Flight Training

Advanced flight training focuses on combat and other advanced maneuvers and is conducted after the pilot completes initial qualification training and returns to a “full service” training facility where he is provided refresher or upgrade training to sharpen his or her combat skills. We intend to focus the training venue on approved overseas customers and NATO customers who would use our facilities and ranges to qualify, in some cases, and re-qualify in other cases in specific combat skills like air-to-air, air-to-ground, electronic countermeasure training, air-refueling training, and other advanced maneuvers.

U.S. Military Training

A crucial component to aerial combat training involves training against actual foreign adversary aircraft which are typically Russian, ex-Soviet bloc, or Chinese. However, because the U.S. military has little to no access to “enemy” aircraft, the status-quo has been to use aged U.S. military aircraft operating as the adversarial or “Red Air” aircraft. The status-quo leaves much to be desired because aged U.S. military aircraft do not possess the flying characteristics or capabilities of sophisticated enemy combat aircraft, nor do they emit the same electronic, radar signature, or visual signals.

Through its agreements with companies licensed by the U.S. Department of Justice (BATF) to import foreign weapons of war, TADS can provide unique Red Air aggressor aircraft, along with ILyushin IL-78’s available in the U.S. or the Ukraine.  These are the aircraft that are the actual fighter aircraft currently used substantially many of the former Soviet bloc countries and non-allied nations.

In connection with contracts to provide adversary combat aircraft to the U.S. military, TADS can supply various support services such as adversary pilots, spare parts, service and maintenance of the adversary aircraft, tactical training, actual aggressor simulated combat, and classroom instruction.

In 2008, TADS was awarded a $207 million government contract to provide air combat training and support to the U.S. military. The funding amount of the contract has been stipulated, and the requirements of the contract have been established, but to-date, the contract has not been funded or “tasked”, and TADS can give no assurances that the contract will ever be tasked or funded.

In 2009, TADS received a three-month renewable contract from a private U.S. company to provide its exclusively leased IL-78 aircraft to an allied Middle-Eastern governmental agency.  Due to what TADS believes to be tortuous interference from a third-party, immediately prior to TADS sending the IL-78 aircraft to the Middle-East, it was not able to provide the IL-78 aircraft and the contract expired.

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

As a result, there is a backlog of allied countries that have purchased F-16’s and other U.S. fighter aircraft, and that have immediate and ongoing need for air combat training. TADS believes they are able to offer to foreign militaries actual combat training from highly experienced U.S. fighter pilots, classroom training, and parts, service, and maintenance protocols for their aircraft. TADS also has the capability to either train on foreign soil and foreign military bases to fulfill multi-year contracts, or to provide a turn-key solution by hosting foreign militaries on U.S. soil, and therein provide not only pilots, training protocols, and parts, service, and maintenance, but also the air-bases, bombing ranges, fueling services, housing requirements, etc.

Belgian Air Force Training Contract

On October 23, 2007, TADS was awarded, through the AeroGroup Acquisition, contract FA3002-08-C-0003 to train the Belgian Air Force pilots at facilities located in Belgium (the “BAF Contract”).

TADS executed the BAF Contract for the first year but the contract was not renewed for an additional 2 years. The BAF Contract specified providing classroom, flight, and combat training to the Belgian Air Force. The Company was not required to provide either aircraft or facilities as both were provided by the Belgian Air Force.

Through the BAF Contract, TADS graduated four pilots from the Air Force of a Middle-Eastern ally, and is currently pursuing a contract for additional training services with said allied Air Force, although no assurances can be given that a final contract will be awarded to TADS.

In addition, TADS is currently in the early phases of air combat training contracts with other allied countries to provide F-16 training, support, and services, and although TADS believes that it is well-positioned to be awarded any and all of these foreign contracts, no assurances can be given.

Ground-Threat Support

The U.S. military regularly trains against “enemy” ground-threats, simulating Former Soviet Union  and Chinese Air Defense surface-to-air missile systems.  These systems make up approximately 95% of all known ground-threats used by perceived hostile states and groups around the world such as North Korea, Syria, Iran, the Taliban, etc.

Notably, however, the U.S. DoD has been unable to acquire and support working examples of said air defense systems with which to train. As a replacement, the U.S. military uses replica or “same signal” practice units which offer a sub-par training experience due to at times materially different physical and electronic characteristics.

To the best of our knowledge, TADS, through its agreement with a supplier of Russian systems, is the only U.S. company able to provide and support Former Soviet Union joint-threat emitter systems in good working and overhauled condition, and as a result we believe we can provide a much more effective and value-added training experience to the U.S. and allied militaries.

Although TADS is not actively pursuing any ground-threat support contracts, we believe that the demand does exist and that TADS is well-positioned to be awarded ground-threat support contracts in the future, although no assurances can be given.

Air to Air Refueling

As demonstrated by the debacle between Boeing and AES in the awarding of the next generation of air refueling aircraft, air refueling is big business, and the U.S. fleet of air refueling aircraft, which were all built in the 1950’s and 1960’s, are operating well below the required levels. With its aging fleet and the uncertainty of the delivery of new tankers, there is an immediate need for the military to outsource air re-fueling and air refueling training.

Until recently, TADS had an exclusive lease agreement to operate the only ILyushin IL-78 refueling tanker aircraft available in the U.S. The IL-78 is used for mid-air refueling by most air forces in the world including Russia, most former Soviet republics, China, India, Pakistan, Cuba, Libya, Syria, and many others. The TADS IL-78 is the Midas version and is configured for mid-air refueling. It is capable of re-fueling at an airspeed exceeding 400 knots, and can deliver fuel to three aircraft simultaneously. In addition, the ILyushin aircraft are the only planes ever made for the purpose of aerial fire-fighting and water-bombing, and are recognized as far superior to any other aircraft in existence for this purpose. TADS plans to provide the IL-78 for re-fueling during air combat training sessions and for contract re-fueling of U.S. military squadrons.

TADS is currently negotiating an option to lease up to two IL-78 aircraft, and believes that there is demand for its services in connection with IL-78’s from both the U.S. and foreign allied militaries, although no assurances can be given that TADS will be awarded a contract in the future.

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

As exemplified by the state-of emergency declared by California recently, the United States Forest Service estimates that forest fires will be a permanent threat. In addition to the substantial revenue stream that TADS anticipates could result from these services, we believe that TADS would receive valuable high-profile publicity from providing aerial fire-fighting services.

Due to the escalating forest fire crisis in the Western U.S., and the unique capabilities and exclusivity of its ILyushin aircraft, prior to cancellation of its exclusive lease, TADS had exploring opportunities with State and Federal agencies in connection with providing aerial fire-fighting services to combat the seemingly ever-growing devastation of forest fires, and anticipates that should it be successful in acquiring the option to lease additional IL-78 aircraft, that there will be demand for its services, but TADS cannot guarantee that it will be awarded a final contract in the near future.

Specialty Aerial Services

In addition to its use as an air refueling aircraft and as an aerial fire-fighter, the unique characteristics of the IL-78 make it extremely desirable for a number of specialty aerial services.

The IL-78aircraft is a versatile workhorse that can be configured for heavy cargo and used for the transport of military vehicles, heavy equipment, and commercial air cargo services. The IL-78 has unique performance capabilities and is famous for its ability to operate in extreme conditions and from marginal landing areas.

Historical Operational Successes

Since the AeroGroup Acquisition, TADS has achieved a number of operational successes:

-	January 2007: TADS was contracted through U.S. Army-RDECOM/CASU to provide pilot training and other aircraft services.
-
October 2007-January 2009: TADS through AeroGroup, was the first commercial company to provide F-16 pilot training services to the Belgian Air Force, via a contract awarded through U.S. Air Force – Air Education and Training Command (AETC).

-
December 2007: TADS executed an exclusive lease arrangement to lease the only Soviet ILyushin aircraft available in the U.S.  As of November, 2009, the exclusive lease of the IL-78 was cancelled by the lessor, although TADS is currently in negotiation with the lessor to acquire an option to lease up to two additional IL-78 aircraft  upon their availability.

In addition, AeroGroup has historically provided operational training support for the Air forces of various allied countries:

-
July 2002: AeroGroup was the first commercial company to provide Tactical Fighter support to the Royal Canadian Air Force.  AeroGroup began a program flying Hawker Hunter and A-4 Skyhawk fighter aircraft as adversary bandits in training Air Combat Maneuvers and Electronic Counter Measure training, similar as to the TopGun School that the U.S. Navy provides to U.S. pilots.

-
June 2003: AeroGroup was the first commercial company to be given approval from the U.S. Department of State and SAF/IA (Secretary of the Air Force-International Affairs) to provide a first test-trial of F-16 Operational Detachment Support Training for Royal Netherlands Air Force (“RNLAF”) pilots and ground maintenance crews.

-
January 2004: Second test-trial was approved by the U.S. Department of State and SAF/IA for AeroGroup to provide F-16 Operational Detachment Support Training for RNLAF pilots and ground maintenance crews, which 3-month training exercise was unprecedented as it was the longest period that the RNLAF had conducted this type of training within the United States.

-
May 2005 through 2007: AeroGroup was awarded a contract from the United Kingdom Royal Air Force via the Savannah Combat Readiness Training Center (“CRTC”), to provide ground handling and maintenance support for UK –AWACS aircraft at CRTC-Savannah, Shaw AFB, and the Beaufort, S.C. USMC base.

Current Asset Status

On May 29, 2008, TADS returned the two MiG-29 and Simulators (the “Cambar Assets”) purchased in the AeroGroup Acquisition through a Settlement and Release Agreement (the “Cambar Settlement”) executed between the Company and Cambar & Associates (“Cambar”). As part of the AeroGroup Acquisition, in December, 2006, TADS had assumed from AeroGroup indebtedness owed to Cambar (the “Cambar Note”) of a principle amount of $2,200,000 for the purchase of the Cambar Assets and, which indebtedness included interest to be paid on the principle.  Due to the terms of the Cambar Note and the value of the Cambar Assets, the Company determined at that time that it was in its best interest to unwind the purchase of the Cambar Assets. With the Cambar Settlement, the Company agreed to relinquish the Cambar Assets to Cambar and issue to Cambar 50,000,000 Shares as payment in full and final settlement for any claims Cambar may have against the Company. In addition, Cambar reclaimed the Cambar Assets, the Company cancelled the Cambar Note including any accrued and unpaid interest and retired the 1,000,000 Shares issued to Cambar and NATA as compensation for interest due on the Cambar Note in 2007. Such terms were considered payment in full and final settlement for any claims Cambar held against the Company.

In November of 2009, the lessor of IL-78 aircraft pursuant to the IL-78 Lease, cancelled the excusive lease of the IL-78 with TADS.  TADS had been preparing the IL-78 for departure to the Middle East for execution of a three-month contract through a U.S. intermediary party, when the IL-78 was encumbered by an FAA lien by Victor Miller and Air 1 Flight Support for unpaid work on the IL-78.  Subsequently, the IL-78, without the knowledge of the lessor or TADS, was removed from the facilities in Texas. Since that time, the aircraft has remained grounded awaiting the outcome of litigation between Victor Miller and the lessor (See “Item 3. Legal Proceedings” herein).  Although TADS believes that the action by Mr. Miller and Air 1 Flight Support are without merit, the result has been the loss of the exclusive lease of the IL-78 and the loss of its first contract in connection with the IL-78. Notwithstanding the above,  TADS is currently negotiating an option with the lessor for the option to lease up to two of its remaining IL-78 aircraft currently located in the Ukraine for use in connection with potential contracts outside of the U.S.

We abandoned Grayson Field some time last year because it was determined that the faciliites at Grayson were not adequate to support the type of aircraft connected to the training services we intend to provide.

Customers and Competition

The capabilities of companies which provide similar air combat training services are limited. Typically, our competitors operate a small number of older-generation aircraft. They therefore generally neither have the aircraft required to fulfill the current contracts in the awards process, and nor do they have the infrastructure necessary should they be awarded a contract. TADS will contemplate the acquisition of competing operators having additional assets, to ensure TADS’ superiority in the air combat training, air re-fueling, military air cargo, and fire-fighting businesses. In addition, TADS believes that its ability to procure, support, and maintain Russian and Ukrainian military aircraft and ground-threat support equipment gives it a distinct advantage over the competition.

We are dependent on a small, limited pool of customers for our services. The Company’s aerial training and air refueling services will only be requested, if at all, by United States and allied military agencies with specific needs, and by contractors for these services who sub-contract to us.

The contract procurement process is lengthy and the government military organizations and the State and Federal agencies that are our primary target customers are often delayed and cautious when issuing contracts such as we are pursuing. These customers have strict regulations and policies with respect to procuring services from private-sector companies for fulfillment of their contracts. In addition, unless no other competitors are available, the contracts we target are generally required to request bids before awarding contracts. While we believe, based on our experience, that no other entities are currently able to provide most of these services, no assurance can be made that new entities with more resources then us will enter into this business.

The Company’s business is dependent on our ability to bid for, negotiate, secure, and perform under specialized government and agency contracts. We have historically been awarded a number of service contracts, and we are in various stages of discussions for the awarding of additional service contracts related to flight and combat training, mid-air refueling, aerial fire-fighting, and other aerial support services, although no assurances can be given that these discussions will lead to the awarding of additional contracts.

Government Approval, Regulation and Licensing

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

The Company, through the AeroGroup Acquisition, as of September 21, 2006, was issued a license as a registered importer of “Implements of War: Former Military Aircraft and Related Parts,” with the exclusion of guns and ammunition, from the United States Bureau of Alcohol, Tobacco and Firearms (Registration No. A-67-262-0921). We are required to renew this registration annually and, as of the date of this filing, such license has lapsed but we believe it can be renewed in a matter of weeks when needed. We must maintain this license in order to import, own, and operate the kinds of military aircraft that we need in order to fulfill our training contracts. We are dependent on having qualified personnel as members of our management in order to maintain this license.

Through the AeroGroup Acquisition, we were also registered as a government contractor through the United States Central Contractors Registration office and became registered with the United States Department of Defense Trade Control. We are required to maintain our registration with the Central Contractor Registration in order to be eligible to bid on government contracts. We are required to renew this registration annually and, as of the date of this filing, such license has lapsed but we believe it can be renewed in a matter of weeks when needed.

Our aircraft operations will also be subject to all regulations of the Federal Aviation Administration that relate to civil “experimental” aircraft, and will be subject to special airworthiness standards and operating procedures of the Federal Aviation Administration. Additionally, our pilots, instructors and mechanics also must generally be appropriately certified to perform their duties by the Federal Aviation Administration and are required to comply with strict recurrency flight and ground training rules along with medical certification for pilots.

In addition to the foregoing, government agencies will require that we have and maintain a proper safety program, an approved spare parts program and an approved aircraft inspection maintenance program, each of which must be sufficient to support the contracts that we undertake to perform and each of which must be continually kept current.

Under our potential F-16 training contracts, we would also be subject to audit and inspection to ensure that we are in compliance with all of the foregoing requirements insofar as they relate to providing services under this agreement. If we would not be in compliance we could be fined and could risk suspension or loss of the contract.

Additionally, we could be subject to rules of foreign governments with respect to operations of our aircraft over their territories.

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

Intellectual Property

We maintain several patent applications to a number of procedures that related to the methods of conversion of military aircraft for use by civilian entities in training military personnel. These patents, which were acquired through the AeroGroup Acquisition, are as follows:

Aircraft	Patent
F-16 Falcon	Pat. Pend. 60805870
Kfir	Pat. Pend. 60805885
A-4 Skyhawk	Pat Pend. 60805877
MiG 29	Pat Pend. 60805888

We are required to renew such patent applications and, as of the date of this filing, such applications has lapsed without renewal; however, we believe it can be renewed in a matter of weeks when needed. No assurance can be made that we will be awarded patents or that they will not be challenged. Moreover, no assurance can be made that competitors will not utilize similar procedures to privatize military aircraft.

Additionally, we have a copyright on an F-16 Pilot Training Syllabus used in training F-16 pilots.

Employees

As of December 31, 2009, we have two full time employees. In addition, we hire independent contractor labor for executive management, legal, accounting and other administrative functions, on an as needed basis and have entered into consulting arrangements with certain directors and advisory board members in exchange for stock or derivative securities. We have not entered into a collective bargaining agreement with any union.

Accounting Treatment; Change Of Control

The AeroGroup Acquisition has been accounted for as a "reverse acquisition," as AeroGroup owns a vast majority of the outstanding shares of the Company's Common Stock as a result of the AeroGroup Acquisition. Consequently, AeroGroup is deemed to be the accounting acquirer in the reverse acquisition and TADS is deemed the legal acquirer. Therefore the assets and liabilities and the historical operations of AeroGroup prior to the AeroGroup Acquisition have be reflected in the financial statements and have been recorded at the historical cost basis of AeroGroup. The consolidated financial statements for the Company after completion of the Acquisition includes the assets and liabilities of both TADS and AeroGroup, historical operations of AeroGroup, and operations of TADS from the closing date of the AeroGroup Acquisition.

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

ITEM 1A.                      RISK FACTORS

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

-	Actual or anticipated fluctuations in our future business and operating results;
-	Changes in or failure to meet market expectations;
-	Fluctuations in stock market price and volume

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

THE AFOREMENTIONED RISK FACTORS DO NOT CONSTITUTE A FULL AND COMPLETE LISTING OF ALL POSSIBLE RISK FACTORS ASSOCIATED WITH OUR COMPANY OR AN INVESTMENT IN OUR COMPANY. SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

The Company’s executive offices are located at 123 West Nye Lane, Suite 517, Carson City, Nevada, 89706 and the Company’s phone number is (775) 888-6744 . We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.                      LEGAL PROCEEDINGS

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

On March 4, 2010, TADS sued Mark Daniels, the Company’s former President and Chief Executive Officer, and various entities affiliated with or controlled by Mr. Daniels, in The Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, for temporary and permanent injunctive relief, damages, and other relief for breach of contract, breach of fiduciary duty and duty of loyalty, tortuous interference with advantageous and contractual relationships, and misappropriation, misuse and conversion of trade secrets and confidential business information. Although the Court did not grant our Emergency Motion for Preliminary Injunction, the court did find that here continues to be a valid and enforceable agreement between the parties. The Company will continue to pursue all claims and remedies against the defendant in such action.

As of the date of this Annual Report, TADS is not a party to any pending litigation or legal proceeding that is not described herein or in the ordinary course of business. To our knowledge, no such proceedings exist or are threatened other than those described herein.

ITEM 4.                      (REMOVED AND RESERVED)

PART II

ITEM 5.                       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a) Market Information

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "TADF" The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented are  adjusted to reflect splits in our common stock and reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

2009	Low	High
First Quarter	$0.011	$0.08
Second Quarter	0.001	0.048
Third Quarter	0.0013	0.0033
Fourth Quarter	0.0013	0.0025

2008	Low	High
First Quarter	$0.02	$0.08
Second Quarter	0.02	0.04
Third Quarter	0.017	0.04
Fourth Quarter	0.011	0.024

On April 13, 2010 the closing quotation for our common stock was $0.007 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

As of April 13, 2010, there were approximately 243 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings. In aggregate, we had 1,428,729,890 shares of common stock outstanding as of April 13, 2010.

(c) Dividends

We have never declared or paid a cash dividend and do not foresee paying one in the near future.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

(d) Securities authorized for issuance under equity compensation plans

The Company does not currently maintain any stock option plan, whether approved by shareholders or otherwise, however, the Company does, on occasion issue equity or options as compensation to consultants and employees. Additional detailed information relating to stock and option grants during 2009 can be found below in “Item 11, Executive Compensation” and Item 5(e) “Recent sales of unregistered securities”, the provisions of which are incorporated herein.

(e) Recent sales of unregistered securities.

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

First Quarter of 2008

Between January 1, 2008 and March 31, 2008, the Company issued $343,873 of Debentures as consideration for  loans totaling $343,873. The Debentures are convertible into TADS 6,877,460 shares of Common Stock at a conversion price of $0.05 per share and provide for warrants to purchase 6,877,460 shares of TADS Common Stock at an exercise price of $0.05. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $.05 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $343,873 were allocated 25% or $86,084 to the Debentures and 75% or $257,789 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Second Quarter of 2008

Between April 1, 2008 and September 30, 2008, the Company issued $357,151 of Debentures as consideration for loans totaling $357,151. The Debentures are convertible into 17,857,252 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $357,151 were allocated 30% or $107,145 to the Debentures and 70% or $250,006 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Third Quarter of 2008

Between July 1, 2008 and September 30, 2008, the Company issued $95,489 of Debentures as consideration for loans totaling $95,489. The Debentures are convertible into 4,774,450 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $95,489 were allocated 25% or $23,872 to the Debentures and 70% or $71,617 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

First Quarter of 2009

In the first quarter of 2009, the Company issued $30,000 of Debentures as consideration for unpaid fees to service providers.  The Debentures are convertible into 1,730 shares of Common Stock at a conversion price of $0.02 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection

Third Quarter of 2009

Between July 31, 2009 and November 15, 2009, the Company issued  $57,542.46 of Debentures as consideration for  loans totaling $57,542.46.  The Debentures have a term of three years, an interest rate of 12%, are convertible into 46,033,968 shares of Common Stock at a conversion price of $0.00125 per share, and have full-ratchet anti-dilution protection.

On July 31, 2009, the Company retired $753,457.42 of Short-Term Loans, and as consideration, issued $753,457.42 of Debentures convertible into 602,765,936 shares of Common Stock at a conversion price of $0.00125 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection.

On September 3, 2009, the Company retired Promissory Notes totaling $162,964.54, and as consideration, issued $162,964.54 of Debentures convertible into 130,371,634 shares of Common Stock at a conversion price of $0.00125 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection.

Additionally on September 3, 2009, the Company issued $274,603.11 of Debentures to employees and consultants as consideration for accrued salary, expenses, and fees, and for the retirement of 116,885,154 shares of Common Stock of the Company.  The Debentures are convertible into 219,682,488 shares of Common Stock at a conversion price of $0.00125 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection

Additional Indebtedness

Between July 1, 2008 and April 30, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $742,863 of which $175,000 was repaid in October, 2008. The Short-Term Loans carry a term of one year, an interest rate of 12%, and carried 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The Short-Term Loans have a lien on the receivables from the AETC Contract which stipulates that all funds received from the AETC Contract will first be directed towards paying down the Short-Term loans, with the agreement that one half of the funds repaid from the AETC receivables will be reloaned to the Company by the lien holders. The reference price was renegotiated with the lender and is currently equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.01 and which principle is equal to 148,572,658 shares of the Company’s Common Stock, which Common Stock has been issued.  On July 31, 2009 the Short-Term Loans including accrued interest to-date were retired.

Between April 30, 2009 and July 31, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $109,188. The Short-Term Loans carry a term of one year, an interest rate of 12%, and 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The reference price is equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.005 and which principle new loans equals 51,774,471 shares of the Company’s Common Stock, which Common Stock has not yet been issued. On July 31, 2009 the Short-Term Loans including accrued interest to-date were retired.

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

Cancellation of Indebtedness and Return of Assets

On May 29, 2008, the Company returned the two MiG-29 aircraft and four flight simulators (the “Cambar Assets”) it had purchased through the AeroGroup Acquisition.  The Company and Cambar & Associates (“Cambar”) executed a Settlement and Release Agreement. In December, 2006, TADS assumed from AeroGroup an indebtedness owed to Cambar (the “Cambar Note”) of a principle amount of $2,200,000 for the purchase of, the Cambar Assets, which indebtedness included interest to be paid on the principle.

With the Settlement and Release Agreement, the Company agreed to relinquish the Cambar Assets to Cambar, and issue to Cambar 50,000,000 Shares, as payment in full and final settlement for any claims Cambar may have against the Company, and Cambar agreed to reclaim the Cambar Assets, cancel the Cambar Note including any accrued and unpaid interest, and return to the Company for retirement the 1,000,000 Shares issued in the aggregate to Cambar and NATA as compensation for interest due on the Cambar Note in 2007, as payment in full and final settlement for any claims the Company may have against Cambar.

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

Issuance of Common Stock to Phillip Scott

The Company issued 45,805,758 unrestricted shares of Common Stock to Phillip Scott  in March, 2010 per the terms of a settlement agreement between the Company and DS Enterprises.

Issuance of Common Stock to Alexis Korybut

The Company issued 50,000,000 restricted shares of Common Stock to Alexis Korybut in March, 2010 as a signing bonus per the terms of his employment agreement of January 1, 20101.  No registration rights were issued in connection with these shares.

 Issuance of Common Stock to Michael Cariello

The Company issued 50,000,000 restricted shares of Common Stock to Michael Cariello in March, 2010 as a signing bonus per the terms of his employment agreement of January 1, 20101.  No registration rights were issued in connection with these shares.

Retirement of Common Stock

The Company retired 45,000,000 shares of its Common Stock in May, 2009, which had been issued to International Tactical Training Center, Inc. in advance consideration for services which services were subsequently not delivered.

The Company retired 30,000,000 shares of its Common Stock in November, 2009, which had been issued to Alexis Korybut, pursuant to an agreement between the Company and Alexis Korybut.

The Company retired 86,885,154 shares of its Common Stock in March, 2010, which had been issued to Plumtree Capital Management, LLC, pursuant to an agreement between the Company and Plumtree Capital Management LLC in November, 2009.

The Company retired 100,000,000 shares of its Common Stock in November, 2009, which had been issued to Air Support Systems, LLC, pursuant to an agreement between the Company and Air Support Systems, LLC.

Series A Preferred Stock

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). Pursuant to the Series A Certificate of Designation, holders of the Company’s Series A Preferred Stock are entitled to:

-	Elect one director to the Company’s board of directors;
-	Vote on all other matters on a 25 votes per share Common Stock basis.
-
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

-	Each share of Series A Preferred Stock is initially convertible into 2 shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations.

In addition, the Series A Preferred Stock:

-
has weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect may be converted into Common Stock at the option of the holder; and

-
Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three months ended March 31, 2008 and 2009 because their inclusion would have had been anti-dilutive.

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

As of April 15, 2010, there are no shares of Series A Preferred Stock outstanding.

(f) Purchases of equity securities by the small business issuer and affiliated purchasers

During the year ended December 31, 2009, neither the Company nor any of its affiliates purchased any equity securities of the Company or on behalf of the Company.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

The Company has experienced substantial delays and hurdles in its business operations as a result of its inability to raise capital and the result of interference from third-parties in its contracts and business.

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result.  See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

Results of Operations

Revenues

	Year Ended December 31

	2008	2009

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2009 or for the year ended December 31, 2008.

Operating Expenses

	Year Ended December 31

	2009	2008

Operating Expense	$603,600	$1,962,780

Total costs and expenses of $603,600 for the year ended December 31, 2009 and $1,962,780 for the year ended December 31, 2008 consisted of general and administrative expenses, including the compensatory element of stock issuances.

Net Profit (Loss)

	Year Ended December 31

	2009	2008

Net Profit (Loss)	($633,660)	($2,514,380)

For the year ended December 31, 2009, we sustained net losses of $633,660 as compared with net losses of $2,514,380 for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, the Company had total assets of $88,000 comprised mainly of property and equipment.  There were liabilities of $1,450,191 comprised of $18,378 in accounts payable and $1,431,813 in short term debentures payable. Assets of $88,000 and liabilities of $1,450,191 resulted in a working capital deficiency of $1,362,191. The Company reported total stockholders’ deficit of $1,362,191 at December 31, 2009. We anticipate that our current cash on hand of $0 as of December 31, 2009 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the year ended December 31, 2010, the Company believes that it will expend funds on the following:

-	Expenses related to the acquisition of potential contracts;
-	Leasing and refurbishment of certain military aircraft and equipment;
-	Leasing and refurbishment of training facilities to fulfill potential contracts; and
-	Hiring of additional employees and independent contractors to fulfill potential contracts.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its operations without raising additional capital.  We presently do not have any available credit, bank financing or other external sources of liquidity.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

Any financing, if available, may involve restrictive covenants that may impact our ability to conduct our business or raise additional funds on acceptable terms.  If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue our expansion plans.  In the event we are unable to raise additional capital we will not be able to sustain any growth or continue to operate.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545 Fax (303) 369-9384 Email larryodonnellcpa@comcast.net www.larryodonnellcpa.com	2228 South Fraser Street, Unit I Aurora, Colorado 80014

Board of Director
Tactical Air Defense Services, Inc.
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheet of Tactical Air Defense Services, Inc., and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tactical Air Defense Services, Inc. as of December 31, 2009 and 2008, and the results of operations and its cash flows for for the years then ended, in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $38,524,104 through the period ended December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

/s/ Larry O’Donnelll, CPA, PC

Larry O’Donnell, CPA, PC
April 14, 2010

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2009	2008

ASSETS

Current Assets:
Cash	$ -	$ 23,156
Accounts Receivable-Net of Allowance for Doubtful Accounts-$250,000	-	250,000

Total Current Assets	-	273,156

Property and Equipment, net	88,000	88,000

TOTAL ASSETS	$ 88,000	$ 361,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 18,378	$ 7,762
Accrued liabilities	-	473,454
Short-Term Debentures, including accrued interest	1,431,813	504,904
		-

Total Current Liabilities	1,450,191	986,120
TOTAL LIABILITIES	1,450,191	986,120
COMMITMENTS

STOCKHOLDERS' DEFICIENCY:
Preferred stock-$.001 par value; 50,000,000 shares authorized; -
-0- shares issued and outstanding	--	6,400
Common stock-$.001 par value;30,000,000,000 shares authorized; -
1,428,730,286 and 855,203,856 shares issued and outstanding
at December 31, 2005 and 2006 (unaudited), respectively	1,428,730	855,204
Additional paid-in-capital	35,733,183	36,403,936
Accumulated deficit	(38,524,104)	(37,890,504)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,362,191)	(624,964)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 88,000	$ 361,156

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	2009	2008
REVENUES	$	$
Operating costs		350,010
General and administrative, including compensatory element of stock issuance of $18,867,439 and $144,773 for the year ended December 31, 2007 and 2008, respectively, and $18,999,015 for the period January 1, 2006 to December 31, 2008	603,600	1,612,770

TOTAL COSTS	603,600	1,612,770

OPERATING LOSS	(603,600)	(1,962,780)

OTHER (EXPENSE) INCOME:
Write-down of fixed assets	-	-
Interest expense	(30,000)	(551,600)
Other
TOTAL OTHER EXPENSES	(30,000)	(551,600)

NET LOSS	$ (633,600)	$ (2,514,380)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (633,600)	$ (2,514,380)

Loss per common share - basic and diluted	$ -	$ 0.01

Weighted average number of shares outstanding - basic and diluted	899,300,964	296,300,964

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS (DEFICIENCY) EQUITY

						Deficit
						Accumulated	Total
						During	Stockholders’
	Common Stock		Preferred Stock		Additional Paid	Development	(Deficiency)
	Shares	Amount	Shares	Amount	in Capital	Stage	Equity
Balance -December 31, 2007	45,248,296	$45,248	6,400,000	$6,400	$26,650,808	$(35,376,124)	$(8,673,668)

Stock issued for services to consultants and employees	85,900,000	85,900	-	-	756,680	-	842,580
Issuance of common stock upon conversion of debentures	724,055,560	724,056	-	-	8,996,448	-	9,720,504
Net loss			-	-	-	(2,514,380)	(2,514,380)
Balance -December 31, 2008	855,203,856	$855,204	6,400,000	$6,400	$36,403,936	$(37,890,504)	$(624,964)
Stock issued for services to consultants and employees-net of stock retired	553,526,430	553,526	-	-	-657,153	-	-103,627
Issuance of common stock upon retirement of preferred stock		20,000	-6,400,000	(6,400)-	-13,600	-
Net loss			-	-	-	(633,600)	(633,600)
Balance -December 31, 2009	1,428,730,286	$1,428,730	--	$--	$35,733,183	$(38,524,104)	$(1,362,191)

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(633,600)	(2,514,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	296,651	888,892
Bad debt reserve	250,000
Changes in operating assets and liabilities:
Accounts payable	10,633	(272,565)
Accrued liabilities		183,937
Net Cash Used in Operating Activities	(76,316)	(1,760,116)
CASH USED IN INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	25,000	360,000
Proceeds from Short Term Loan		639,904
Proceeds from convertible debentures	28,160	737,368
Net Cash Provided by Financing Activities	53,160	1,737,272
Increase (Decrease) in cash	(23,156)	23,156
Cash - Beginning of period	23,156	-
Cash - End of period	$-	23,156
Interest paid
Taxes paid
Non-cash Transactions:
Stock issued to settle accrued compensation		$467,000
Conversion of debt plus accrued interest to equity		2,706,224

TACTICAL AIR DEFENSE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - COMPANY AND BASIS OF PRESENTATION:

General

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation that offers air combat training, mid-air refueling, maintenance training, ground-threat support, and specialty aerial services to the U.S. and Foreign Militaries and other Federal and State Agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances.

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

In connection with the reverse acquisition, the consideration paid to Aero Group for the assets consisted of:

-	14,989,900 shares of restricted Common Stock of TADS, constituting a majority of the then outstanding Common Stock of TADS.
-
Assumption by TADS of Aero’s obligations under its convertible debentures totaling approximately $5.6 million, inclusive of accrued interest, all convertible into shares of TADS Common Stock at prices ranging $0.15 to $1.00 per share.

-
Assumption by TADS of Aero’s obligation under a convertible note issued in connection with a settlement agreement in the principal amount of $250,000, with an interest rate of 12%, payable in 36 equal monthly installments of principal, plus interest. The note has a maturity date of April 13, 2011. The note is convertible into shares of Common Stock at a rate of $.50 per share.

-
Assumption by TADS of Aero’s obligation under an assumed secured note payable to Daniels in the principal amount of $1,100,000, plus interest, at the rate of 12% per annum. The outstanding principal and interest is convertible into shares of TADS Common Stock at a conversion price of $.0.50 per share.

-
Assumption by TADS of Aero’s' obligation under a note assumed by the Company in connection with its June 2006 asset purchase (Note 5) in the principal amount of $2.2 million, plus interest at the rate of 8% per annum. The outstanding principal and interest is convertible into shares of TADS Common Stock at a conversion price of $0.50 per share.

-	Assumption by TADS of Aero’s obligations under certain outstanding warrants to purchase 23,968,315 shares of Common Stock exercisable at $0.15 per share.
-	Assumption by TADS of Aero’s obligations under government contracts and subcontracts and of leases relating to its Grayson Airport facilities, a $300,000 consulting contract and property leases.
-	Assumption by TADS of Aero’s obligations for accrued expenses totaling $136,000.

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

Basis of Presentation

In the opinion of management, the accompanying audited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the year ended  December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of December 31, 2009 of approximately $38,000,000.

December 15, 2006, TADS acquired substantially all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2010. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, maintenance training, aerial fire-fighting, ground-threat support, and other aerial services. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern. During 2006, Aero raised from various stockholders approximately $1,510,634 through the issuance of convertible debt securities and warrants. During 2007-2009, the Company has raised from various financing sources approximately $1,353,677 through the issuance of convertible debt. Also, the Company received proceeds totaling $346,450 from the sale of 629,911 units comprising of one share of Common Stock and warrants to purchase Common Stock. In addition, the Company received proceeds totaling $114,781 from the sales of 382,663 shares of the Company’s Common Stock.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). All material intercompany balances and transactions have been eliminated

Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with maturities of three and nine months or less.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company maintains cash balances at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term securities.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS No. 144”). SFAS No. 144 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

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

REVENUE RECOGNITION

Revenue for services and goods is recognized monthly as provided pursuant to the terms of contracts or purchase orders, which have prices that are fixed and determinable. The Company assesses the client’s ability to meet the contract terms, including meeting payment obligations, before entering into the contract. Deferred revenue results from customers who are billed for monitoring in advance of the period in which the services are provided, on a monthly, quarterly or annual basis.

The Company follows Staff Accounting Bulletin 104 (SAB 104), which requires the Company to defer certain revenue and expenses. The capitalized costs and deferred revenues related to the installation are then amortized over the life of an average customer relationship, on a straight line basis. If the customer is discontinued prior to the expiration of the original expected life, the unamortized portion of the deferred installation revenue and related capitalized costs are recognized in the period the discontinuation becomes effective. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables”, the service contracts that include both installation and video streaming are considered a single unit of accounting.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are currently charged to expense. Any gain or loss on disposition of assets is recognized currently in the statement of income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2009 and 2008.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December 31, 2009 and 2008 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

For the year ended December 31, 2008 and 2009, the Company did not grant any stock options.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued.

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

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

NOTE 4- ASSETS PURCHASED BY AERO

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

NOTE 5 – SALE OF STOCK

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

First Quarter of 2008

Between January 1, 2008 and March 31, 2008, the Company issued $343,873 of Debentures as consideration for  loans totaling $343,873. The Debentures are convertible into TADS 6,877,460 shares of Common Stock at a conversion price of $0.05 per share and provide for warrants to purchase 6,877,460 shares of TADS Common Stock at an exercise price of $0.05. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $.05 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $343,873 were allocated 25% or $86,084 to the Debentures and 75% or $257,789 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Second Quarter of 2008

Between April 1, 2008 and September 30, 2008, the Company issued $357,151 of Debentures as consideration for loans totaling $357,151. The Debentures are convertible into 17,857,252 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $357,151 were allocated 30% or $107,145 to the Debentures and 70% or $250,006 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

Third Quarter of 2008

Between July 1, 2008 and September 30, 2008, the Company issued $95,489 of Debentures as consideration for loans totaling $95,489. The Debentures are convertible into 4,774,450 shares of Common Stock at a conversion price of $0.02 per share and provide for warrants to purchase 17,857,252 shares of TADS Common Stock at an exercise price of $0.02. The Debentures bear interest of 12% and are due three years from the date of issuance. The Debenture Warrants are exercisable at a per share exercise price of $0.02 per share of Common Stock, are exercisable immediately up until the fifth anniversary of the initial warrant date, and such exercise price is subject to adjustment for subsequent lower price issuances by the Company and other customary events including stock splits, reverse stock splits, issuance of convertible securities, sale of Common Stock and spin-offs.

The gross proceeds of the $95,489 were allocated 25% or $23,872 to the Debentures and 70% or $71,617 to the Warrants. The effective conversion price of the Debentures was at the market price of TADS Common Stock at the date the various notes were issued.

First Quarter of 2009

In the first quarter of 2009, the Company issued $30,000 of Debentures as consideration for unpaid fees to service providers.  The Debentures are convertible into 1,730 shares of Common Stock at a conversion price of $0.02 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection

Third Quarter of 2009

Between July 31, 2009 and November 15, 2009, the Company issued  $57,542.46 of Debentures as consideration for  loans totaling $57,542.46.  The Debentures have a term of three years, an interest rate of 12%, are convertible into 46,033,968 shares of Common Stock at a conversion price of $0.00125 per share, and have full-ratchet anti-dilution protection.

On July 31, 2009, the Company retired $753,457.42 of Short-Term Loans, and as consideration, issued $753,457.42 of Debentures convertible into 602,765,936 shares of Common Stock at a conversion price of $0.00125 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection.

On September 3, 2009, the Company retired Promissory Notes totaling $162,964.54, and as consideration, issued $162,964.54 of Debentures convertible into 130,371,634 shares of Common Stock at a conversion price of $0.00125 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection.

Additionally on September 3, 2009, the Company issued $274,603.11 of Debentures to employees and consultants as consideration for accrued salary, expenses, and fees, and for the retirement of 116,885,154 shares of Common Stock of the Company.  The Debentures are convertible into 219,682,488 shares of Common Stock at a conversion price of $0.00125 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection

Additional Indebtedness

Between July 1, 2008 and April 30, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $742,863 of which $175,000 was repaid in October, 2008. The Short-Term Loans carry a term of one year, an interest rate of 12%, and carried 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The Short-Term Loans have a lien on the receivables from the AETC Contract which stipulates that all funds received from the AETC Contract will first be directed towards paying down the Short-Term loans, with the agreement that one half of the funds repaid from the AETC receivables will be reloaned to the Company by the lien holders. The reference price was renegotiated with the lender and is currently equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.01 and which principle is equal to 148,572,658 shares of the Company’s Common Stock, which Common Stock has been issued.  On July 31, 2009 the Short-Term Loans including accrued interest to-date were retired.

Between April 30, 2009 and July 31, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $109,188. The Short-Term Loans carry a term of one year, an interest rate of 12%, and 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The reference price is equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.005 and which principle new loans equals 51,774,471 shares of the Company’s Common Stock, which Common Stock has not yet been issued. On July 31, 2009 the Short-Term Loans including accrued interest to-date were retired.

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

Cancellation of Indebtedness and Return of Assets

On May 29, 2008, the Company returned the two MiG-29 aircraft and four flight simulators (the “Cambar Assets”) it had purchased hrough the Aerogroup Acquisiion.  The Company and Cambar & Associates (“Cambar”) executed a Settlement and Release Agreement. In December, 2006, TADS assumed from AeroGroup an indebtedness owed to Cambar (the “Cambar Note”) of a principle amount of $2,200,000 for the purchase of, the Cambar Assets, which indebtedness included interest to be paid on the principle.

With the Settlement and Release Agreement, the Company agreed to relinquish the Cambar Assets to Cambar, and issue to Cambar 50,000,000 Shares, as payment in full and final settlement for any claims Cambar may have against the Company, and Cambar agreed to reclaim the Cambar Assets, cancel the Cambar Note including any accrued and unpaid interest, and return to the Company for retirement the 1,000,000 Shares issued in the aggregate to Cambar and NATA as compensation for interest due on the Cambar Note in 2007, as payment in full and final settlement for any claims the Company may have against Cambar.

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

Issuance of Common Stock to Phillip Scott

The Company issued 45,805,758 unrestricted shares of Common Stock to Phillip Scott  in March, 2010 per the terms of a settlement agreement between the Company and DS Enterprises.

Issuance of Common Stock to Alexis Korybut

The Company issued 50,000,000 restricted shares of Common Stock to Alexis Korybut in March, 2010 as a signing bonus per the terms of his employment agreement of January 1, 20101.  No registration rights were issued in connection with these shares.

 Issuance of Common Stock to Michael Cariello

The Company issued 50,000,000 restricted shares of Common Stock to Michael Cariello in March, 2010 as a signing bonus per the terms of his employment agreement of January 1, 20101.  No registration rights were issued in connection with these shares.

Retirement of Common Stock

The Company retired 45,000,000 shares of its Common Stock in May, 2009, which had been issued to International Tactical Training Center, Inc. in advance consideration for services which services were subsequently not delivered.

The Company retired 30,000,000 shares of its Common Stock in November, 2009, which had been issued to Alexis Korybut, pursuant to an agreement between the Company and Alexis Korybut.

The Company retired 86,885,154 shares of its Common Stock in March, 2010, which had been issued to Plumtree Capital Management, LLC, pursuant to an agreement between the Company and Plumtree Capital Management LLC in November, 2009.

The Company retired 100,000,000 shares of its Common Stock in November, 2009, which had been issued to Air Support Systems, LLC, pursuant to an agreement between the Company and Air Support Systems, LLC.

Series A Preferred Stock

On March 21, 2007, the Company filed a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating a series of 50,000,000 shares of Preferred Stock of the Company, $.001 par value (the “Series A Preferred Stock”). Pursuant to the Series A Certificate of Designation, holders of the Company’s Series A Preferred Stock are entitled to:

-	Elect one director to the Company’s board of directors;
-	Vote on all other matters on a 25 votes per share Common Stock basis.
-
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

-	Each share of Series A Preferred Stock is initially convertible into 2 shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations.

In addition, the Series A Preferred Stock:

-
has weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect may be converted into Common Stock at the option of the holder; and

-
Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three months ended March 31, 2008 and 2009 because their inclusion would have had been anti-dilutive.

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

As of April 15, 2010, there is no Series A Preferred Stock outstanding.

NOTE 6 - CONVERTIBLE DEBENTURES

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

Debentures and Debenture Warrants as of December 31, 2009 consist of the following:

Year Ended	Debentures	Debenture Warrants
Total principal at December 31, 2007	5,314,912	$25,274,054
Accrued interest	1,712,761
Unamortized debt discount	(2,076,820)
2008-Converted/Excercised	(4,950,853)
Net Carrying Value at December 31, 2008 and December 31, 2009	$-0-

NOTE 7 - INCOME TAXES:

There is no provision for income taxes for the year December 31, 2009. The Company has minimal net operating loss carry forwards for income tax purposes at December 31, 2009. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

Year Ended December 31,
2009
Federal statutory rate	(34)%
Permanent differences (derivative gains and losses and non-deductible interest)	34%

Effective Tax Rate	-

NOTE 8 - STOCKHOLDERS' EQUITY:

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

Warrants

At December 31, 2009 the Company has outstanding warrants to purchase Common Stock as follows:

	No. of Warrants	Weighted Average Price
Balance at January 1, 2005	12,056,428	$0.15
Issued – 2005	9,645,312	$0.15
Balance - December 31, 2005	21,701,740	$0.15
Issued – 2006	2,266,575	$0.67
Balance - December 31, 2006	23,968,315	$0.20
Issued - 2007 - Debenture Warrants	9,776,494	$0.14
Issued - 2007 - Financing Warrants	1,259,822	$1.25
Exercised – 2007	(8,530,755)	$(0.15)
Balance at December 31, 2007	26,473,876	$0.20
Cancellation of warrants as per conversion of notes payable	(26,473,876)
Balance at December 31, 2008 and December 31, 2009	-0-

NOTE 9 – COMMITMENTS:

Compensation Agreements

On March 4, 2008, the Company entered into a consulting agreement with Plumtree Capital Management LLC to provide administration services to the Company.  The term of the agreement is for one year, and provides for an annual fees of $180,000 and did not provide for a signing bonus of restricted shares of the Company’s Common Stock, nor for participation in the profits of the Company.

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

On April 15, 2009, the Company entered into an employment agreement with Mark Daniels as Chief Executive Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $160,000 and a signing bonus of 80,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Daniels in the management bonus pool.

On April 15, 2009, the Company entered into an employment agreement with Alexis Korybut as Vice President of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 60,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool.

On April 15, 2009, the Company entered into a consulting agreement with Joint Strategy Group, LLC to provide consulting services to the Company.  The term of the agreement is for one year, and provides for a monthly fee of $5,000 and a signing bonus of 60,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Joint Strategy Group, LLC in the management bonus pool.

On June 8, 2009, the Company entered into an employment agreement with Michael Cariello as Chief Operating Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $60,000 and a signing bonus of 20,000,000 restricted shares of the Company’s Common Stock, which shares of Common Stock were never issued.  The agreement also provides for participation by Mr. Cariello in the management bonus pool.

On January 1, 2010, the Company entered into a new employment agreement with Alexis Korybut as President, Chief Executive Officer, and Chief Financial Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool.

On January 1, 2010, the Company entered into a new employment agreement with Michael Cariello as Chief Operating Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Cariello in the management bonus pool.

Additional Consulting Agreement

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

 Lease Agreement

On April 15, 2008, the Company signed a lease agreement with Air Support Systems, LLC. for the exclusive use of its ILyushin IL-78 aerial refueling and fire-fighting aircraft. The agreement was subsequently cancelled by the lessor in November of 2009 due to litigation between Air Support Systems, LLC and Victor Miller/Air 1 Flight Support.  Notwithstanding the above, the Company is currently negotiating with Air Support Systems, LLC an option to lease up to two IL-78 aircraft currently located in the Ukraine..

Lien Agreement

The Company has granted a lien to the holder of the Short-Term Loans on the receivables payable to the Company by the AETC for fulfillment of the BAF Contract.  The lien holder has agreed to reloan to the Company 50% of the funds repaid to it from the AETC receivables.  On July 31, 2009, the Company determined that it would not be able to repay the Short-Term Loans from the proceeds from the BAF contract, and therefore cancelled the Short-Term Loans in favor of Debentures convertible in shares of restricted Common Stock at a conversion price of $0.00125 per share.

NOTE 10 - OTHER EVENTS:

Departures of Directors or Principal Officers; Elections of Directors; Appointments of Principal Officers

-	On January 8, 2007, Fred Daniels and Victor Miller were appointed to serve as a Director of the Company, joining Mark Daniels on the Board;
-
On August 3, 2007 Mark Daniels, a Director and Officer of the Company and Victor Miller, a Director and Officer of the Company each resigned from all positions with the Company, leaving Fred Daniels as the sole Director of the Company;

-
On August 3, 2007, Donald Goldstein was appointed as a Director of the Company by Fred Daniels, joining Fred Daniels on the Board of Directors.  Additionally, John Farley, our Vice President at the time, was also appointed  Principal Accounting Officer;

-	On August 17, 2007 John Farley, an Officer of TADS, resigned from all positions with the Company;
-
On August 17, 2007, Alexis Korybut was appointed as a Director of the Company, joining Donald Goldstein and Fred Daniels on the Board of Directors of TADS. Additionally, Korybut was also appointed as President, Chief Executive Officer, and Principal Accounting Officer of the Company;

-	On December 7, 2007 Donald Goldstein a Director of the Company, resigned from all positions with the Company, leaving Fred Daniels and Alexis Korybut as the two remaining Directors;
-
On March 4, 2008, to fill the vacancy left by the resignation of Donald Goldstein, Peter Maffitt was appointed to serve as a Director by the majority of the Series A Preferred shares, which appointment was ratified by Alexis Korybut and Fred Daniels, the 2 remaining Directors.  Peter Maffitt joined Fred Daniels and Alexis Korybut on the Board of Directors;

-
On March 4, 2008, Alexis Korybut resigned as President, Chief Executive Officer, Principal Accounting Officer, and Director, leaving Fred Daniels and Peter Maffitt as the 2 remaining members of the Board of Directors;

-	On March 4, 2008, Fred Daniels and Peter Maffitt appointed Michael Cariello as President and Chief Executive Officer of the Company, and appointed Fred Daniels as Secretary and Treasurer;
-	On March 7, 2008, the Board of Directors accepted the resignation of Fred Daniels as Secretary and Treasurer, and appointed Peter Maffitt as Secretary and Treasurer;
-
On March 15, 2008, the Board of Directors of the Company accepted the resignation of Michael Cariello as President and Chief Executive Officer, and appointed Mark Daniels as President,  Chief Executive Officer, and Principle Accounting Officer;

-
On April 14, 2008, Charles Deangelo was appointed by Fred Daniels and Peter Maffitt, the two remaining members of the Board of Directors, as the third Director, thereby filling the vacancy left by the departure of Alexis Korybut.  Charles Deangelo joined Peter Maffitt and Fred Daniels on the Board of Directors;

-
On April 16, 2008, the Board of Directors accepted the resignation of Fred Daniels as Director, and appointed Mark Daniels to the vacancy created by the departure of Fred Daniels, where he joined Peter Maffitt and Charles Deangelo on the Board of Directors;

-	On February 4, 2009, Mark Daniels resigned as Chief Executive Officer of the Company, but continues to serve as Director along with Peter Maffitt and Charles Deangelo;
-	On February 4, 2009, James O’Brien was appointed interim Chief Executive Officer, Secretary, and Principle Accounting Officer of the Company;
-	On April 14, 2009, Mr. Obrien was terminated from all capacities with the Company;
-	On April 14, 2009, Mr. Mark Daniels was appointed as Chief Executive Officer, Secretary, and Principle Accounting Officer of the Company;
-	On June 8, 2009, Michael Cariello was appointed by the Board of Directors of the Company as Chief Operating Officer of the Company;
-	On July 10, 2009, Alexis Korybut was appointed by the Board of Directors of the Company as Principle Accounting Officer of the Company;
-	On July 10, 2009, Peter Maffitt and Charles Deangelo resigned from the Board of Directors of the Company, leaving Mark Daniels as the sole member of the Board of Directors of the Company;
-
On July 10, 2009, Mark Daniels, acting as the sole member of the Board of Directors of the Company, appointed Michael Cariello and Alexis Korybut to the Board of Directors of the Company, where they joined Mark Daniels as the three members of the Board of Directors of the Company;

-
On November 23, 2009, Mark Daniels resigned from all capacities as an Officer of the Company including as President, Chief Executive Officer, Treasurer, and Secretary, and also resigned from the Board of Directors of the Company, leaving Alexis Korybut and Michael Cariello as the remaining two member of the Board of Directors of the Company;

-
On November 23, 2009, Michael Cariello and Alexis Korybut, acting as the Board of Directors of the Company, appointed Alexis Korybut as President, Chief Executive Officer, and Treasurer of the Company, and appointed Michael Cariello as Secretary of the Company;

-
November 23, 2009, Michael Cariello and Alexis Korybut, acting as the Board of Directors of the Company, appointed Mark Shubin to the Board of Directors of the Company, where he joined Michael Cariello and Alexis Korybut as the three members of the Board of Directors of the Company; and

-	November 23, 2009, Mark Shubin resigned from the Board of Directors of the Company, leaving Michael Cariello and Alexis Korybut as the remaining two members of the Board of Directors of the Company.

Increase in Authorized Shares

Pursuant to a vote of the shareholders of the Company, on April 24, 2009, the authorized number of shares of Common Stock of the Company was increased from 1,000,000,000 to 3,000,000,000.  The authorized number of shares of the Company’s Series A Preferred shares remained at 50,000,000.

Legal Proceedings

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

On March 4, 2010, TADS sued Mark Daniels, the Company’s former President and Chief Executive Officer, and various entities affiliated with or controlled by Mr. Daniels, in The Circuit Court of The 15th Judicial Circuit in and for Palm Beach County, Florida, for temporary and permanent injunctive relief, damages, and other relief for breach of contract; breach of fiduciary duty and duty of loyalty; tortuous interference with advantageous and contractual relationships, and misappropriation, misuse and conversion of trade secrets and confidential business information. Although the Court did not grant our Emergency Motion for Preliminary Injunction, the court did find that here continues to be a valid and enforceable agreement between the parties.

TADS is currently preparing its case against Mr. Daniels and the other defendants to seek permanent injunctive relief and damages, and we believe that we will prevail in this action, although no assurances can be given.

As of December 31, 2009, TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than a threat of lawsuits from General Searock and Victor Miller/Air 1 Flight Support.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In April of 2008, pursuant to direction and approval from our Board of Directors, we dismissed our then accounting firm, Marcum and Kliegman, LLP, and engaged Lawrence Scharfman & Co., CPA PA, as the Company’s independent registered public accountants. Marcum and Kliegman, LLP’s audit report on the financial statements for the year ended December 31, 2007 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. At the time of dismissal, there had been no disagreements with Marcum and Kliegman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.

On or about August 11, 2009, Lawrence Scharfman & Co., CPA PA’s registration with the Public Companies Accounting Oversight Board, (PCAOB), was revoked by the PCAOB. On August 15, 2009, pursuant to direction and approval from our Board of Directors, we dismissed Lawrence Scharfman & Co., CPA PA and engaged Larry O’Donnell, CPA, PC, as the Company’s independent registered public accountants. Lawrence Scharfman & Co., CPA PA’s audit report on the financial statements for the years ended December 31, 2008 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. At the time of dismissal, there had been no disagreements with Lawrence Scharfman & Co., CPA PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scopes or procedures.

ITEM 9A.                      CONTROLS AND PROCEDURES

(A) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2009, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Insufficient corporate governance policies.  Our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(C) Changes in internal controls over financial reporting.

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B.                      OTHER INFORMATION

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

Cancellation of Indebtedness and Return of Assets (Cambar/MiGs and Flight Simulators)

On May 29, 2008, TADS returned the two MiG-29 and Simulators (the “Cambar Assets”) purchased in the AeroGroup Acquisition through a Settlement and Release Agreement (the “Cambar Settlement”) executed between the Company and Cambar & Associates (“Cambar”). As part of the AeroGroup Acquisition, in December, 2006, TADS had assumed from AeroGroup indebtedness owed to Cambar (the “Cambar Note”) of a principle amount of $2,200,000 for the purchase of the Cambar Assets and, which indebtedness included interest to be paid on the principle.  Due to the terms of the Cambar Note and the value of the Cambar Assets, the Company determined at that time that it was in its best interest to unwind the purchase of the Cambar Assets. With the Cambar Settlement, the Company agreed to relinquish the Cambar Assets to Cambar and issue to Cambar 50,000,000 Shares as payment in full and final settlement for any claims Cambar may have against the Company. In addition, Cambar reclaimed the Cambar Assets, the Company cancelled the Cambar Note including any accrued and unpaid interest and retired the 1,000,000 Shares issued to Cambar and NATA as compensation for interest due on the Cambar Note in 2007. Such terms were considered payment in full and final settlement for any claims Cambar held against the Company.

Cancellation of IL-78 Lease and Loss of Contract

In November of 2009, the lessor of IL-78 aircraft pursuant to the IL-78 Lease, cancelled the excusive lease of the IL-78 with TADS.  TADS had been preparing the IL-78 for departure to the Middle East for execution of a three-month contract through a U.S. intermediary party, when the IL-78 was encumbered by an FAA lien by Victor Miller and Air 1 Flight Support for unpaid work on the IL-78.  Subsequently, the IL-78, without the knowledge of the lessor or TADS, was removed from the facilities in Texas. Since that time, the aircraft has remained grounded awaiting the outcome of litigation between Victor Miller and the lessor (See “Item 3. Legal Proceedings” herein).  Although TADS believes that the action by Mr. Miller and Air 1 Flight Support are without merit, the result has been the loss of the exclusive lease of the IL-78 and the loss of its first contract in connection with the IL-78. Notwithstanding the above,  TADS is currently negotiating an option with the lessor for the option to lease up to two of its remaining IL-78 aircraft currently located in the Ukraine for use in connection with potential contracts outside of the U.S.

DS Enterprises, Inc. Settlement Agreement

In March of 2010, the Company entered into a Settlement and Release Agreement with DS Enterprises, Inc. (“DSE”) in connection with an unpaid convertible promissory note.  TADS issued DS Enterprises, Inc. 45,805,758 unrestricted shares of Common Stock as full and complete settlement of all claims held by DSE against the Company.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of  Directors and Officers

As of April 15, 2010, our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Alexis Korybut	44	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Michael Cariello	49	Director, Chief Operating Officer and Secretary

Alexis C. Korybut, Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Mr. Korybut brings to the Company a wealth of corporate, administrative, and financial management experience in both the domestic and international arenas, having achieved success at some of the most respected firms in the financial services industry such as Salomon Brothers and Smith Barney where he worked with both private and public companies to raise capital through the international debt and equity markets

Mr. Korybut has also been the Managing Partner of Plumtree Capital Management LLC, a public-venture fund management firm since 2005, and the Managing Partner of Plumtree Consulting Group LLC, a firm offering consulting services to high-growth public companies, since 2008.  From 1999 through 2004, Mr. Korybut was President of Sterling Financial Group of Companies, Inc, a Florida-based financial services firm with offices throughout the United States, Europe, and Latin America. His management expertise and strategic guidance enabled Sterling Financial to be recognized in 2002 and 2003 by Inc. Magazine as the 8th and 26th fastest growing privately-held company in the United States, respectively, and as the number one fastest growing privately-held company in the State of Florida over the same period.

Mr. Korybut received a BA from Georgetown University in 1988 and an MBA in finance from the University of Michigan Business School in 1994. In addition to his native English, Mr. Korybut speaks French, Spanish, and Portuguese.

Mike “Ratso” Cariello, Chief Operating Officer and Secretary

Mr. Cariello is one of the most renowned pilots to have served in the U.S. military in recent decades.  He has flown civilian and military aircraft for over 30 years, and has accumulated over 9,000 flight-hours, mostly in high performance jet fighters such as, F/A-18, F-16, A-4 Skyhawk.  Mr. Cariello has a distinguished career having served in the U.S. Marine Corp for over 14 years. He retired from the Marine Corps in 1998 following his 3 year appointment as Adversary Officer at the Top Gun Fighter Weapons School for the Navy and Marine Corps.  Mr. Cariello has also served as the 767 Program Manager and Pilot for Blackwater, Inc., one of the largest U.S. Defense contractors in Iraq from July 2005 through December 2007.  He has also been a qualified 767 Captain for American Airlines since 2000, flying internationally to Europe and South America from Miami, Florida.

Mr. Cariello’s reputation and his experience in all facets of air combat training and adversary programs has brought a level of professionalism and credibility to the Company that has been recognized and lauded by our past, current, and potential customers.

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

Family Relationships

There is no family relationship among any of our officers or directors.

Director Compensation

The Directors of the Company may receive stock compensation for their services as members of the Board of Directors, and are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors’ meetings. Our by-laws also provide that they may be paid a fee for their services as Directors, although we do not currently pay such fees. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

ITEM 11.                      EXECUTIVE COMPENSATION

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2009 and 2008.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation ($)	Total ($)

Alexis Korybut	2009	120,000	-0-	75,000	-0-	-0-	-0-	-0-	195,000
Chief Executive Officer
Chief Financial Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman and former
Vice President

Michael Cariello	2009	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Chief Operating Officer and
Secretary	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mark Daniels	2009	90,000	-0-	100,000	-0-	-0-	-0-	-0-	190,000
Former Chief Executive
Officer and Chief	2008	250,000	-0-	131,250	-0-	-0-	-0-	-0-	381,250
Financial Officer

James O’Brien	2009	20,000	-0-	7,500	-0-	-0-	-0-	-0-	27,500
Former Chief Executive
Officer and Chief Financial Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Option/SAR Grants in Fiscal Year 2009

None.

Employment Agreements

On March 4, 2008, the Company entered into an employment agreement with Alexis Korybut as director of finance and administration of the Company.  The term of the agreement is for one year, and provides for an annual salary of $1 and did not provide for a signing bonus of restricted shares of the Company’s Common Stock.  The agreement also provides for Mr. Korybut to participate in the profits of the Company.

On March 4, 2008, the Company entered into a consulting agreement with Plumtree Capital Management LLC, an entity controlled by Alexis Korybut, to provide administration services to the Company.  The term of the agreement is for one year, and provides for an annual salary of $180,000 and did not provide for a signing bonus of restricted shares of the Company’s Common Stock, nor for participation in the profits of the Company.

On March 17, 2008, the Company entered into an employment agreement with Mark Daniels as Chief Executive Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $250,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for Mr. Daniels to participate in the profits of the Company.

On November 1, 2008, the Company entered into an employment agreement with David Perin, as the Company’s Chief Technology Officer and Facilities Officer at an annual salary of $60,000.  The agreement was for a period of one year. In addition, Mr. Perin was to be vested with 6,000,000 restricted shares of the Company’s Common Stock over a two-year period, which shares he has not been issued.  However, Mr. Perin was terminated by the Company’s Board of Directors in all capacities on April 14, 2009, and the Company believes that no further compensation is due to Mr. Perin.

On February 4, 2009, the Company entered into an employment agreement with James O’Brien as the Company’s interim Chief Executive Officer at an annual salary of $120,000. The agreement was for a period of one year. In addition, Mr. O’Brien was to be vested with 6,000,000 restricted shares of the Company’s Common Stock and was to receive an additional 6,000,000 restricted shares of the Company’s Common Stock, which shares have not been issued to Mr. O’Brien.  Mr. O’Brien was terminated by the Company’s Board of Directors in all capacities on April 14, 2009, and the Company believes that no further compensation is due to Mr.  O’Brien.

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

On January 1, 2010, the Company entered into an employment agreement with Alexis Korybut as President, Chief Executive Officer, and Chief Financial Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool.

On January 1, 2010, the Company entered into an employment agreement with Michael Cariello as Chief Operating Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of an additional 30,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Cariello in the management bonus pool.

Issuance of Shares of Common Stock to Executive Management and Directors

In connection with compensation agreements in 2008 and 2009, the Company issued the following shares of Common Stock in lieu of cash compensation for salary and incentive payments through December of 2009:

-	3,200,000 shares of Common Stock to Mr. Mark Daniels in 2007;
-	810,000 shares of Common Stock to Mr. Victor Miller in 2007;
-	405,000 shares of Common Stock to Mr. Fred Daniels in 2007;
-	2,400,000 shares of Common Stock to Mr. Victor Miller in February, 2008;
-	4,000,000 shares of Common Stock to Mr. Mark Daniels in 2008, which shares were subsequently retired;
-	1,000,000 shares of Common Stock to Mr. Charles DeAngelo in 2008;
-	1,100,000 shares of Common Stock to Mr. Fred Daniels in July, 2008;
-	1,000,000 shares of Common Stock to Mr. Donald Goldstein in September, 2008;
-	1,500,000 shares of Common Stock in the aggregate to Mr. Peter Maffitt in May and July, 2008;
-	52,500,000 shares of Common Stock to Mr. Mark Daniels in July, 2008;
-	4,000,000 shares of Common Stock to Mr. Alexis Korybut in July, 2008, which shares were subsequently retired ;
-	80,000,000 shares of Common Stock to Mr. Mark Daniels in April, 2009;
-	60,000,000 shares of Common Stock to Mr. Alexis Korybut in April, 2009, which shares were subsequently retired;
-	50,000,000 shares of Common Stock to Mr. Michael Cariello in March, 2010; and
-	50,000,000 shares of Common Stock to Mr. Alexis Korybut in March, 2010.

ITEM 12.                      SECURIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information about the beneficial ownership of our shares of common stock as of March 3, 2010 by: (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock; and (ii) each of our directors and each of our named executive officers and all directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Mark Daniels(1)	290,761,921	20.00%
Dakota Aviation Consultants, LLC(2)	100,000,000	7.00%
Dakota Fears Trust(3)	100,000,000	7.00%
Gary Fears Trust(4)	88,980,742	6.23%
Michael Cariello(5)	50,000,000	3.50%
Alexis Korybut(6)	24,109,168	1.69%
All directors, officers and 5% shareholders as a group	653,851,831	45.42%

(1)
Includes shares owned by Mark Daniels Irrevocable Trust III, AeroGroup, Inc. and Federal Financial Partners, LLC, which the Company believes are under the dispositive control of Mark Daniels. The address of record for Mr. Daniels is 527 Pheasant Lane, Jupiter, Florida 33458.

(2)	Mr. Charles Deangelo is the manager of Dakota Aviation Consultants, LLC and maintains dispositive control over the shares held in such name. The address is 798 Havana Drive, Boca Raton, Florida 33487.
(3)	Mr. Anthony Tumminello is the trustee of Dakota Fears Trust and maintains dispositive control over the shares held in such name. The address is 10349 Watson Road, Saint Louis, Missouri 63127.
(4)	Mr. Gary Fears is the trustee of Gary Fears Trust and maintains dispositive control over the shares held in such name. The address is 1425 Brickell Avenue, #47F, Miami, Florida 33131.
(5)	The address is 10907 Carrolwood Drive, Tampa, Florida 33618.
(6)	The address is 3667 Park Lane, Miami, Florida 33313.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.                      PRINCIPAL ACCOUNANT FEES AND SERVICES

Audit Fees

We have paid Larry Scharfman & Co. C.P.A., P.A., our former auditor,  independent auditor fees of $5,000 per each of the first two quarters of the 2009 10Q’s.  We have paid Larry O’Donnell, C.P.A., P.A., our current auditor, independent auditor fees of $5,000 for  the 2008 10-K re-audit, $5,000 for the third quarter review and $25,000 for the 2009 10-K. Please see “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

Tax and All Other Fees

We did not pay any fees to any auditor for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2008 and December 31, 2009.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us.  In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the years ended December 31, 2008 and 2009.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibits

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm Larry O’Donnell, CPA, P.C.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2010

Signature	Title	Date

/s/ Alexis Korybut		April 15, 2010
Alexis Korybut	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)