Form 10-Q
period 2010-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2010-05-24
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

TACTICAL AIR DEFENSE SERVICES, INC.

Nevada		88-0455809
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
123 West Nye Lane, Suite 517
Carson City, Nevada 89706
(Address of principal executive offices)

(775) 888-6744
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ___        Accelerated filer ___             Non-accelerated filer ___          Smaller reporting company X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes _ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.     Yes ___  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

1,635,565,679 common shares outstanding, $0.001 par value, as of May 24, 2010

PART I

ITEM 1.                       FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$ -	$ -
Accounts Receivable-Net of Allowance for Doubtful Accounts	-	-
Total Current Assets	-	-
Property and Equipment, net	88,000	88,000

TOTAL ASSETS	$ 88,000	$ 88,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 48,057	$ 18,378
Short-Term Debentures, including accrued interest	1,502,272	1,431,813
Total Current Liabilities	1,550,329	1,450,191
TOTAL LIABILITIES	1,550,329	1,450,191
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock-$.001 par value; 50,000,000 shares authorized; -
-0- shares issued and outstanding	--	--
Common stock-$.001 par value;30,000,000,000 shares authorized; -
1,428,730,286 and 1,399,809,286 shares issued and outstanding
at March 31, 2010 and December 31, 2009 , respectively	1,428,730	1,428,730
Additional paid-in-capital	35,774,111	35,733,183
Accumulated deficit	(38,665,170)	(38,524,104)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,462,329)	(1,362,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 88,000	$ 88,000

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	March 31,	March 31,
	2010	2009
REVENUES	$	$
Operating costs
General and administrative, including compensatory element of stock issuance of $41,921 for the quarter ended March 31, 2010, respectively	109,056	114,126

TOTAL COSTS	109,056	114,126
OPERATING LOSS	(109,056)	(114,126)

OTHER (EXPENSE) INCOME:
Interest expense	(32,010)	-
Other
TOTAL OTHER EXPENSES	(32,010)	-

NET LOSS	$ (141,066)	$ (114,126)
Preferred stock dividend

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (141,066)	$ (114,126)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	1,377,897,890	855,203,856

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(141,066)	$ (114,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	41,921
Changes in operating assets and liabilities:
Accounts payable	29,679	153,843
Accrued liabilities	(993)	(120,331)
Net Cash Used in Operating Activities	(70,459)	(80,614)
CASH USED IN INVESTING ACTIVITIES
Net Cash Used in Investing Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Parties		62,959
Proceeds from convertible debentures	70,459	-
Net Cash Provided by Financing Activities	70,459	62,959
Increase (Decrease) in cash	-	(17,655)
Cash - Beginning of period	-	23,156
Cash - End of period	$-	5,501
Interest paid	$-	$ -
Taxes paid	$-	$ -

TACTICAL AIR DEFENSE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - COMPANY AND BASIS OF PRESENTATION:

General

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation that offers air-combat training, aerial refueling, aircraft maintenance training, disaster relief services, and other Aerospace/Defense services to the United States and Foreign militaries and agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances.

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of March 31, 2010 of approximately $38,600,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying audited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the quarter ended March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2009 and quarter ended March 31, 2010.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended March 31, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarters ended March 31, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements

ASU 2010-09 amends ASC Subtopic 855-10, “Subsequent Events – Overall” (“ASC 855-10”) and requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements. The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09 during the quarter ended March 31, 2010.

Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities

ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements

Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements

ASU 2010-06 amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy.  These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The provisions of ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets

ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Accounting Standards Not Yet Effective

Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements

ASU 2009-13 requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its financial statements.

Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements

ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.

 ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades

ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

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

First Quarter of 2009

In the first quarter of 2009, the Company issued $30,000 of Debentures as consideration for unpaid fees to service providers.  The Debentures are convertible into 1,730 shares of Common Stock at a conversion price of $0.02 per share.  The Debentures have a term of three years, an interest rate of 12%, and full-ratchet anti-dilution protection

Third Quarter of 2009

On July 31, 2009, the Company issued four Convertible Debentures totaling $753,457.42 in principle amount in the aggregate, as consideration for the retirement of Short-Term Loans totaling $753,457.42 of principle plus accrued interest through July 31, 2009.  The Short-Term Loans are described below in the Section titled “Additional Indebtedness”.  The Convertible Debentures have a term of three years, an interest rate of 12%, are convertible into 602,765,936 shares of Common Stock at a conversion price of $0.00125, have full-ratchet anti-dilution protection, and were issued as follows: $300,000 in principle amount to the Dakota Fears Trust, $300,000 in principle amount o the Gary Fears Trust, $76,728.71 in principle amount to the Dakota Fears Trust, and $76,728,71 in principle amount to the Gary Fears Trust.

On September 3, 2009, the Company issued two Convertible Debentures totaling $162,964.54 in principle amount in the aggregate,  as consideration for the retirement of two Promissory Notes totaling $162,964.54 of principle plus accrued interest through September 3, 2009.  The Promissory Notes are described below in the Section titled “Additional Indebtedness”.  The Convertible Debentures have a term of three years, an interest rate of 12%,, are convertible into 130,371,634 shares of Common Stock at a conversion price of $0.00125, have full-ratchet anti-dilution protection, and were issued as follows: $119,729.11 in principle amount to Alexis Korybut, and $43,234.43 in principle amount to Joint Strategy Group, Inc.

On September 3, 2009, the Company issued Convertible Debentures totaling, $274,603.11 in principle amount in the aggregate, all of which have a term of three years, an interest rate of 12%, a conversion price of $0.00125, and full-ratchet anti-dilution protection.  The Convertible Debentures were issued as follows:  $50,000 in principle amount to Michael Cariello for accrued and unpaid consulting fees for the period from April 16, 2008 through April 15, 2009, which principle amount is convertible into 40,000,000 shares of Common Stock; $8,537.73 in principle amount to Michael Cariello for accrued and unpaid salary for the period from April 16, 2009 through July 31, 2009, which principle amount is convertible into 6,830,184 shares of Common Stock; $19,762.32 in principle amount to Joint Strategy Group, Inc. for consulting fees for the period from April 16, 2009 through July 31, 2009, which principle amount is convertible into 15,809,856 shares of Common Stock; $46,128.43 in principle amount to Alexis Korybut for accrued and unpaid salary for the period from October 31, 2007 through April 15, 2008, which principle amount is convertible into 36,902,744 shares of Common Stock; $119,731.11 in principle amount to Alexis Korybut for accrued and unpaid salary for the period from April 16, 2008 through April 15, 2009, which principle amount is convertible into 95,784,888 shares of Common Stock; and $30,443.52 in principle amount to Alexis Korybut for accrued and unpaid salary for the period from April 16, 2009 through July 31, 2009, which principle amount is convertible into 24,354,816 shares of Common Stock.

Fourth Quarter of 2009

On October 16, 2009, the Company issued a Convertible Debenture in a principle amount of $560.00 to Michael Cariello as consideration for accrued and unpaid salary for the period from August 1, 2009 through October 15, 2009.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 448,000 shares of Common Stock at a conversion price of $0.00125 per share,

On October 16, 2009, the Company issued a Convertible Debenture in a principle amount of $22,460.79 to Alexis Korybut as consideration for accrued and unpaid salary for the period from August 1, 2009 through October 15, 2009.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 17,968,632 shares of Common Stock at a conversion price of $0.00125 per share,

On October 31, 2009, the Company issued a Convertible Debenture in a principle amount of $57,542.46 to the Gary Fears Trust as consideration for loans to the Company accrued during the period from July 31, 2009 through October 31, 2009.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 46,033,968 shares of Common Stock at a conversion price of $0.00125 per share.

First Quarter of 2010

On January 1, 2010, the Company issued a Convertible Debenture in a principle amount of $51,008.96 to the Gary Fears Trust as consideration for loans to the Company accrued during the period from November 1, 2009 through December 31, 2009.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 40,807,168 shares of Common Stock at a conversion price of $0.00125 per share.

On January 1, 2010, the Company issued a Convertible Debenture in a principle amount of $11,500 to Michael Cariello as consideration for unpaid salary accrued during the period from October 16, 2009 through December 31, 2009.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 9,200,000 shares of Common Stock at a conversion price of $0.00125 per share.

On January 1, 2010, the Company issued a Convertible Debenture in a principle amount of $16,707.50 to Alexis Korybut as consideration for unpaid salary accrued during the period from October 16, 2009 through December 31, 2009.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 13,336,000 shares of Common Stock at a conversion price of $0.00125 per share.

Second Quarter of 2010

On April 12, 2010, the Company issued a Convertible Debenture in a principle amount of $25,000 to the Katherine O’Connor Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 36,316,095 shares of Common Stock at a conversion price of $0.0006884 per share.

On May 19, 2010, the Company issued a Convertible Debenture in a principle amount of $150,000 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 15,000,000 shares of Common Stock at a conversion price of $0.01 per share,

Additional Indebtedness

Between July 1, 2008 and April 30, 2009, the Company received proceeds of Short-Terms loans from the Gary Fears Trust and the Dakota Fears Trust (the “Short-Term Loans”) totaling $742,863 in the aggregate, of which $175,000 was repaid in October, 2008. The Short-Term Loans carry a term of one year, an interest rate of 12%, and a 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The Short-Term Loans have a lien on the receivables from the AETC Contract which stipulates that all funds received from the AETC Contract will first be directed towards paying down the Short-Term loans, with the agreement that one half of the funds repaid from the AETC receivables will be re-loaned to the Company by the lien holders. The reference price was renegotiated with the lender and is currently equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.01 and which principle is equal to 148,572,658 shares of the Company’s Common Stock, which Common Stock has been issued.  On July 31, 2009 the Short-Term Loans including accrued interest to-date were retired and reissued as Convertible Debentures as detailed above in the Section titled Third Quarter of 2009.

Between April 30, 2009 and July 31, 2009, the Company received proceeds of Short-Terms loans (the “Short-Term Loans”) totaling $109,188 in the aggregate.  The Short-Term Loans carry a term of one year, an interest rate of 12%, and 100% stock coverage with a reference price equal to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans.  The reference price is equal to a 50% discount to the lowest purchase price of Common Stock of the Company sold by the Company between the date of the Short-Term Loans and repayment of the Short-Term Loans, which lowest purchase price is currently $0.005 and which principle new loans equals 51,774,471 shares of the Company’s Common Stock, which Common Stock has not yet been issued. On July 31, 2009 the Short-Term Loans including accrued interest to-date were retired and reissued as Convertible Debentures as detailed above in the Section titled Third Quarter of 2009.

On April 15, 2009, the Company issued a Promissory Note to Mark Daniels for $159,878.63 in consideration for unpaid salary and expenses accrued from April 1, 2008 through April 15, 2009.  The terms of the Promissory Note have been revised to increase the term of 120 days with an annual interest rate 12%, and in the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases retroactively to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage at a share reference price equal to a 50% discount to the 30-day trailing average price of the Common Stock of the Company.  In March 20, 2010, the Company initiated a lawsuit in Florida state court against Mr. Daniels for, among other things, improper enrichment and misappropriation of Company assets and opportunities.  The Company believes that it will prevail against Mr. Daniels and that among other remedies the Promissory Note will be cancelled.

On April 15, 2009, the Company issued a Promissory Note to Alexis Korybut for $114,425.77 in consideration for partial unpaid salary and expenses accrued from April 1, 2008 through April 15, 2009.  The terms of the Promissory Note have been revised to increase the term to 120 days with an annual interest rate 12%, and in the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases retroactively to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage at a share reference price equal to a 50% discount to the 30-day trailing average price of the Common Stock of the Company.  On September 3, 2009, the Promissory Note was retired and reissued as a Convertible Debenture as detailed above in the Section titled Third Quarter of 2009.

On April 15, 2009, the Company issued a Promissory Note to Joint Strategy Group, Inc. for $41,319.04 in consideration for unpaid consulting fees and expenses accrued from July 1, 2008 through April 15, 2009.  The terms of the Promissory Note have been revised to increase the term to 120 days with an annual interest rate 12%.  In the event of non-payment in full by the due-date of the Promissory Note, on the unpaid balance, the annual interest rate increases retroactively to 18% and the note-holder shall receive additional consideration of 100% annual stock coverage at a share reference price equal to a 50% discount to the 30-day trailing average price of the Common Stock of the Company.  On September 3, 2009, the Promissory Note was retired and reissued as a Convertible Debenture as detailed above in the Section titled Third Quarter of 2009.

Conversion of Notes and Exercise of Warrants

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

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Cassio Ismael in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Marcela Alvarez in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Jessica Buitrago in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In April, 2010, the Company issued 33,570,797 shares of unrestricted Common Stock to the Estella A. Korybut Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $23,110.14, including $20,000 of principle and $3,110.14 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In April, 2010, the Company issued 16,785,399 shares of unrestricted Common Stock to the Michael Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $11,555.07, including $10,000 of principle and $1,555.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In April, 2010, the Company issued 15,615,324 shares of unrestricted Common Stock to Jamie Goldstein in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $10,749.59 including $10,000 of principle and $749.59 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In May, 2010, the Company issued 38,335,351 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $26,390.06 including $24,187.35 of principle and $2,202.71 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In May, 2010, the Company issued 75,556,581 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,013.15 including $47,500.00 of principle and $4,513.15 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

Cancellation of Indebtedness and Return of Assets

On May 29, 2008, the Company returned the two MiG-29 aircraft and four flight simulators (the “Cambar Assets”) it had purchased though the Aerogroup Acquisition.  The Company and Cambar & Associates (“Cambar”) executed a Settlement and Release Agreement. In December, 2006, TADS assumed from AeroGroup indebtedness owed to Cambar (the “Cambar Note”) of a principle amount of $2,200,000 for the purchase of, the Cambar Assets, which indebtedness included interest to be paid on the principle.

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

The Company issued 20,000,000 restricted shares of Common Stock to ZA Consulting, Inc. in May, 2010, as consideration for investor relations services and related consulting services.

Issuance of Common Stock to Gary Corley

The Company issued 200,000 restricted shares of Common Stock to Mr. Gary Corley, Esq. in the fourth quarter of 2007, as compensation for legal services. The Company issued an additional 3,000,000 restricted shares of Common Stock to Mr. Gary Corley Esq. in the third quarter of 2008 as compensation for legal services. No registration rights were issued in connection with these shares.

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

Issuance of Common Stock to the Ticktin Law Group

The Company issued 3,000,000 restricted shares of Common Stock in the fourth quarter of 2008 and 3,000,000 restricted shares of Common Stock in April, 2009, to the Ticktin Law Group as compensation for legal services. No registration rights were issued in connection with these shares.

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

As of May 15, 2010, there is no Series A Preferred Stock outstanding.

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
2010
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

In May, 2010, the Company entered into a six-month Corporate Development Services Agreement with ZA Consulting, Inc. to provide, among other services, investor relations consulting services.  As consideration for the services to be provided by ZA Consulting, the Company issued 20,000,000 shares of Common Stock to ZA Consulting and agreed to pay $150,000 in cash to ZA Consulting.

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

On March 4, 2010, TADS sued Mark Daniels, the Company’s former President and Chief Executive Officer, and various entities affiliated with or controlled by Mr. Daniels, in The Circuit Court of The 15th Judicial Circuit in and for Palm Beach County, Florida, for temporary and permanent injunctive relief, damages, and other relief for breach of contract; breach of fiduciary duty and duty of loyalty; tortuous interference with advantageous and contractual relationships, and misappropriation, misuse and conversion of trade secrets and confidential business information. Although the Court did not grant our Emergency Motion for Preliminary Injunction, the court did find that here continues to be a valid and enforceable agreement between the parties. Most recently, the Company filed motions for the disgorgement of certain assets and opportunities that it believes Mr. Daniels has misappropriated,, and for the cancellation of certain convertible promissory notes and certain share issuances that it believes the Company awarded to Mr. Daniels without proper consideration when Mr. Daniels was the President, CEO, and director of the Company, and based upon information relied upon at the time by Mr. Daniels that the Company believes was materially misrepresented by Mr. Daniels.  The Company will continue to vigorously pursue all claims and remedies against Mr. Daniels and the other the defendant in such action. TADS is currently preparing its case against Mr. Daniels and the other defendants to seek permanent injunctive relief and damages, and we believe that we will prevail in this action, although no assurances can be given.

On May 7, 2010, Mr. Daniels filed an improper and frivolous Involuntary Chapter 7 Petition (the “Petition”) against the Company in the United States Bankruptcy Court for the Southern District of Florida, in an effort to circumvent the legitimate court process, by claiming non-payment of a promissory note that the Company contends in its litigation against Mr. Daniels was issued without proper consideration when Mr. Daniels was the President, Chief Executive Officer, and a Director of the Company. Upon notification to the Company on May 10, 2010 of this improper Petition, the Company requested and was granted an Emergency Hearing for May 14, 2010 in the United States Bankruptcy Court in the Southern District of Florida before Chief Justice Paul G. Hyman (the "Emergency Hearing"). On May 14, 2010, Chief Justice Paul G. Hyman dismissed the Involuntary Chapter 7 Petition by a signed Order granting an emergency Motion to Dismiss the Involuntary Chapter 7 Petition filed against the Company by Mr. Daniels.  In the Court Order, it was agreed that:

-	Mr. Daniels’ claim is the subject of a bona fide dispute;
-	The Company has more than 12 unsecured creditors (note holders are the only claims not in dispute);

-
The Court should enter an Order dismissing Mr. Daniels’ involuntary petition, with prejudice to any subsequent involuntary petition by Mr. Daniels (i.e.. he is barred from refilling an involuntary petition), or any insider or affiliate of Mr. Daniels; and

-
Moreover, Mr. Daniels cannot pursue any efforts or take any actions to solicit, recruit, encourage, or cause any other alleged creditor of the Company to file an involuntary bankruptcy petition against the Company.

-
The Company agreed to withdraw its claim for attorney’s fees, costs, damages and punitive damages arising from the improvident filing in exchange for Mr. Daniels’ consent to the dismissal of the petition.

Additionally, Mr. Daniels’ attorney of record who filed the Petition, as a result of learning that Mr. Daniels had materially misstated the facts and failed to disclose that Mr. Daniels was currently the Defendant in civil litigation with the Company, filed a motion to withdraw his representation of Mr. Daniels in the Petition.

As of March 31, 2010, TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than those described herein.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-Q should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Forward-looking statements are only predictions.  The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW AND PLAN OF OPERATION

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation that offers air-combat training, aerial refueling, aircraft maintenance training, disaster relief services, and other Aerospace/Defense services to the United States and Foreign militaries and agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances.

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

Due to the loss of our Cambar Assets and IL-78, the Company has allowed the Grayson Sublease to lapse. Following acquisition of the additional aircraft the Company is currently negotiating, the Grayson Sublease, including aircraft hangars, land and office space, is under negotiations.

RESULTS OF OPERATIONS

Revenues

	Period Ended March 31

	2010	2009

Total Sales	$0	$0

We had no revenues for the period ended March 31, 2010 or for the period ended March 31, 2009.

Operating Expenses

	Period Ended March 31

	2010	2009

Operating Expense	$109,056	$114,126

Total operating costs of $109,056 for the period ended March 31, 2010 and $114,126 for the period ended March 31, 2009 consisted of general and administrative expenses, including the compensatory element of stock issuances for such periods.

Net Profit (Loss)

	Period Ended March 31

	2010	2009

Net Profit (Loss)	($141,066)	($114,126)

For the period ended March 31, 2010, we sustained net losses of $141,066 as compared with net losses of $114,126 for the period ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, the Company had total assets of $88,000 comprised mainly of property and equipment.  There were liabilities of $1,550,329 comprised of $48,057 in accounts payable and $1,502,272 in short term debentures payable. Assets of $88,000 and liabilities of $1,550,329 resulted in a working capital deficiency of $1,462,329. The Company reported total stockholders’ deficit of $1,462,329 at March 31, 2010. We anticipate that our current cash on hand of $0 as of March 31, 2010 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

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

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have had substantial operating losses for the past years and are dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K for the period ending December 31, 2009.

During our most recently completed fiscal quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

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

On May 7, 2010, Mr. Daniels filed an improper and frivolous Involuntary Chapter 7 Petition (the “Petition”) against the Company in the United States Bankruptcy Court for the Southern District of Florida, in an effort to circumvent the legitimate court process, by claiming non-payment of a promissory note that the Company contends in its litigation against Mr. Daniels was issued without proper consideration when Mr. Daniels was the President, Chief Executive Officer, and a Director of the Company. Upon notification to the Company on May 10, 2010 of this improper Petition, the Company requested and was granted an Emergency Hearing for May 14, 2010 in the United States Bankruptcy Court in the Southern District of Florida before Chief Justice Paul G. Hyman (the "Emergency Hearing"). On May 14, 2010, Chief Justice Paul G. Hyman dismissed the Involuntary Chapter 7 Petition by a signed Order granting an emergency Motion to Dismiss the Involuntary Chapter 7 Petition filed against the Company by Mr. Daniels.  In the Court Order, it was agreed that:

-	Mr. Daniels’ claim is the subject of a bona fide dispute;
-	The Company has more than 12 unsecured creditors (note holders are the only claims not in dispute);

-
The Court should enter an Order dismissing Mr. Daniels’ involuntary petition, with prejudice to any subsequent involuntary petition by Mr. Daniels (i.e.. he is barred from refilling an involuntary petition), or any insider or affiliate of Mr. Daniels; and

-
Moreover, Mr. Daniels cannot pursue any efforts or take any actions to solicit, recruit, encourage, or cause any other alleged creditor of the Company to file an involuntary bankruptcy petition against the Company.

-
The Company agreed to withdraw its claim for attorney’s fees, costs, damages and punitive damages arising from the improvident filing in exchange for Mr. Daniels’ consent to the dismissal of the petition.

Additionally, Mr. Daniels’ attorney of record who filed the Petition, as a result of learning that Mr. Daniels had materially misstated the facts and failed to disclose that Mr. Daniels was currently the Defendant in civil litigation with the Company, filed a motion to withdraw his representation of Mr. Daniels in the Petition.

As of the date of this Annual Report, the Company is not a party to any pending litigation or legal proceeding that is not described herein or in the ordinary course of business. To our knowledge, no such proceedings exist or are threatened other than those described herein.

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March, 2010, the Company issued 45,805,758 unrestricted shares of Common Stock to Phillip Scott per the terms of a settlement agreement between the Company and DS Enterprises, Inc. (“DSE”). Phillip Scott is the president of DSE. On or about May 8, 2007, the Company issued DSE a convertible debenture (the “DSE Note”) pursuant to a Financial Advisory Services Agreement dated September 8, 2006. On July 3, 2009, DSE demanded conversion of the DSE Note into a total of 66,385,157 shares pursuant to the terms of the DSE Note. On February 22, 2010, the Company and DSE entered into a Settlement Agreement and Release whereby DSE agreed to convert the DSE Note into 45,805,758 shares of common stock, and waive the remaining 20,579,399 shares due and payable pursuant to the DSE Note, at an effective conversion price of $0.0006884.

In March, 2010, the Company issued 50,000,000 restricted shares of Common Stock to Alexis Korybut as a signing bonus per the terms of his employment agreement of January 1, 2010. No registration rights were issued in connection with these shares.

In March, 2010, the Company issued 50,000,000 restricted shares of Common Stock to Michael Cariello as a signing bonus per the terms of his employment agreement of January 1, 2010.  No registration rights were issued in connection with these shares.

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Cassio Ismael in connection with the conversion of a convertible debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the convertible debenture.

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Marcela Alvarez in connection with the conversion of a convertible debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the convertible debenture.

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Jessica Buitrago in connection with the conversion of a convertible debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the convertible debenture.

In April, 2010, the Company issued 33,570,797 shares of unrestricted Common Stock to the Estella A. Korybut Trust in connection with the conversion of a convertible debenture of the Company in the aggregate amount of $23,110.14, including $20,000 of principle and $3,110.14 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the convertible debenture.

In April, 2010, the Company issued 16,785,399 shares of unrestricted Common Stock to the Michael Korybut in connection with the conversion of a convertible debenture of the Company in the aggregate amount of $11,555.07, including $10,000 of principle and $1,555.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the convertible debenture.

In April, 2010, the Company issued 15,615,324 shares of unrestricted Common Stock to Jamie Goldstein in connection with the conversion of a convertible debenture of the Company in the aggregate amount of $10,749.59 including $10,000 of principle and $749.59 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the convertible debenture.

In May, 2010, the Company issued 38,335,351 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a convertible debenture of the Company in the aggregate amount of $26,390.06 including $24,187.35 of principle and $2,202.71 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In May, 2010, the Company issued 75,556,581 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a convertible debenture of the Company in the aggregate amount of $52,013.15 including $47,500.00 of principle and $4,513.15 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the convertible debenture.

In May, 2010, the Company entered into a six-month Corporate Development Services Agreement with ZA Consulting, Inc. (the “ZA Agreement”) to provide, among other services, investor relations consulting services.  As consideration for the services to be provided by ZA Consulting, the Company issued 20,000,000 restricted shares of Common Stock to ZA Consulting and agreed to pay $150,000 in cash to ZA Consulting.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                      REMOVED AND RESERVED

None.

ITEM 5.                      OTHER INFORMATION

On January 1, 2010, the Company entered into a new employment agreement with Alexis Korybut as President, Chief Executive Officer, and Chief Financial Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool. The complete terms and details of the employment agreement are included in a copy of the employment agreement attached as an exhibit hereto and incorporated herein by reference.

On January 1, 2010, the Company entered into a new employment agreement with Michael Cariello as Chief Operating Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Cariello in the management bonus pool. The complete terms and details of the employment agreement are included in a copy of the employment agreement attached as an exhibit hereto and incorporated herein by reference.

On May 11, 2010, the Company entered into a Corporate Development Services Agreement (the “ZA Agreement”) with ZA Consulting, Inc. to provide certain corporate development and investor relations consulting services. Pursuant to the terms of the ZA Agreement, ZA Consulting, Inc. shall provide their services for a six month term and will receive a one-time payment of: (i) $150,000; and (ii) 20,000,000 shares of the Company’s restricted common stock. The complete terms and details of the Agreement are included in a copy of the ZA Agreement which was attached to our Form 8-K filed with the SEC on May 17, 2010 and incorporated herein by reference.

On May 20, 2010, the Company entered into a Letter of Intent (the “LOI”) with Tactical Air Support, Inc. (“TAS”). TAS is a highly regarded Aerospace/Defense Services contractor founded by a group of former Navy, Marine, and Air Force Weapon’s School Instructors. TAS has won and successfully executed multiple Aerospace/Defense contracts awarded by divisions of the U.S. Department of Defense. TAS’s website is located at www.tacticalairsupport.com. Pursuant to the terms of the LOI and subject to further negotiation, the Company will acquire 100% of the equity interest (both common and preferred) of TAS such that following the transaction, TAS will become a wholly owned subsidiary of the Company. In exchange, the existing shareholders of TAS will be issued approximately 46% of post transaction issued and outstanding shares of the Company’s common stock. The parties have agreed to use their best efforts to close the Transaction within 120 days of execution of the LOI. The complete terms and details of the Agreement are included in a copy of the LOI attached as an exhibit hereto and incorporated herein by reference.

On May 18, 2010, the Company entered into an Aircraft Lease Option Agreement (the “Lease Option Agreement”) with Air Support Systems, LLC (“ASSL”) wherein the Company obtained an option to an exclusive lease of two Russian ILyushin IL-78 and two ILyushin IL-76 supertanker aircraft. The ILyushin IL-78 is a specialty military air-to-air refueling supertanker capable of refueling three aircraft simultaneously, and is widely regarded as the air-to-air refueling aircraft of choice around the world. The ILyushin IL-76 supertanker is a Russian made aircraft specifically designed for aerial fire-fighting, and which can be retrofitted for aerial oil-spill containment. The IL-76 is generally recognized throughout the world as the pre-eminent aerial firefighting tool available, and is widely considered superior to other aerial firefighting aircraft in existence. The Company intends to offer the ILyushin aircraft to the U.S. and foreign-allied militaries and other federal and state agencies for air-to-air refueling services, aerial fire-fighting services, oil-spill containment services, and other disaster relief deployment services. Under the terms of the Lease Option Agreement with ASSL, the Company maintains the right to enter into exclusive one-year renewable leases for any or all of the four ILyushin supertanker aircraft with shared operating costs split between the parties subject to further agreement. The Company is required to issue ASSL 10,000,000 shares of the Company’s restricted Common Stock and provides for a fee arrangement that allocates 50% of the operating profits each to the Company and ASSL respectively. Gary Fears is the managing member of ASSL and a creditor and shareholder of the Company as explained and disclosed herein. As of the date herein, no shares have been issued pursuant to the Lease Option Agreement.

ITEM 6.                      EXHIBITS

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

10.1	Employment Agreement with Alexis Korybut

10.2	Employment Agreement with Michael Cariello

10.3	DS Enterprises, Inc. Settlement Agreement and Release

10.4	ZA Consulting, Inc. Corporate Development Services Agreement (Attached as an exhibit to our Form 8-K filed with the SEC on May 17, 2010 and incorporated herein by reference).

10.5	Letter of Intent with Tactical Air Support, Inc.

10.6	Aircraft Lease Option Agreement with Air Support Systems, LLC

23.1	Consent of Independent Registered Public Accounting Firm Larry O’Donnell, CPA, P.C.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: May 24, 2010

Signature	Title	Date

/s/ Alexis Korybut		May 24, 2010
Alexis Korybut	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)