Form 10-Q
period 2010-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2010-08-23
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

1,960,366,397 common shares outstanding, $0.001 par value, as of August 23, 2010

TABLE OF CONTENTS

Page

Forward Looking Statements	ii

PART I - FINANCIAL INFORMATION	F-1

Item 1. - Financial Statements	F-1

Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and from Inception January 15, 2008 through June 30, 2010 (unaudited)	F-2

Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009 and from Inception January 15, 2008 through June 30, 2010 (unaudited)	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	10

Item 4 - Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	10

Item 1A – Risk Factors	12

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3 - Defaults Upon Senior Securities	14

Item 4 - Submission of Matters to a Vote of Security Holders	14

Item 5 - Other Information	14

Item 6 – Exhibits	14

Signatures	15

i

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q (this “Report” or “Quarterly Report”) includes forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These statements are expressed in good faith and based upon what we believe are reasonable assumptions, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and management and their interpretation of what are believed to be significant factors affecting the businesses, including many assumptions regarding future events.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the filing date of this Quarterly Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in their entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov)) which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Quarterly Report.

ii

PART I

ITEM 1.                       FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$ -	$ -
Accounts Receivable-Net of Allowance for Doubtful Accounts	-	-
Total Current Assets	-	-
Property and Equipment, net	88,000	88,000

TOTAL ASSETS	$ 88,000	$ 88,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 27,787	$ 18,378
Short-Term Debentures, including accrued interest	1,539,177	1,431,813
Total Current Liabilities	1,566,964	1,450,191
TOTAL LIABILITIES	1,566,964	1,450,191
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock-$.001 par value; 50,000,000 shares authorized; -
-0- shares issued and outstanding	--	--
Common stock-$.001 par value;30,000,000,000 shares authorized; -
1,718,965,552 and 1,399,809,286 shares issued and outstanding
at June 30, 2010 and December 31, 2009 , respectively	1,718,966	1,428,730
Additional paid-in-capital	35,864,312	35,733,183
Accumulated deficit	(39,062,242)	(38,524,104)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,478,964)	(1,362,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 88,000	$ 88,000

The accompanying notes are an integral part of these financial statements

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2010	2009	2010	2009
REVENUES	$		$	$
Operating costs
General and administrative, including compensatory element of stock issuance of $421,370 for the six months ended June 30, 2010	368,571	277,152	477,627	391,278

TOTAL COSTS	368,571	277,152	477,627	391,278
OPERATING LOSS	(368,571)	(277,152)	(477,627)	(391,278)

OTHER (EXPENSE) INCOME:
Interest expense	(28,506)	(10,000)	(60,516)	(10,000)
Other
TOTAL OTHER EXPENSES	(28,506)	(10,000)	(60,516)	(10,000)

NET LOSS	$ (397,077)	$ (287,152)	$ (538,143)	$ (401,278)
Preferred stock dividend

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (397,077)	$ (287,152)	$ (538,143)	$ (401,278)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	1,718,855,298	1,288,309,286	1,548,431,721	1,071,756,571

The accompanying notes are an integral part of these financial statements

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(538,143)	$ (401,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad Debt Reserve	-	250,000
Stock-based compensation	421,370	176,668
Changes in operating assets and liabilities:	-
Accounts payable	9,409	(265,488)
Accrued liabilities	(107,364)	(240,098)
Net Cash Used in Operating Activities
CASH USED IN INVESTING ACTIVITIES	-	-
Net Cash Used in Investing Activities
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Parties		25,000
Proceeds from convertible debentures	107,364	191,959
Net Cash Provided by Financing Activities	107,364	216,959
Increase (Decrease) in cash	-	(23,139)
Cash - Beginning of period	-	23,156
Cash - End of period	$-	17
Interest paid	$-	$ -
Taxes paid	$-	$ -

The accompanying notes are an integral part of these financial statements

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of June 30, 2010 of approximately $39,062,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management, the accompanying audited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the quarter ended June 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

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

INCOME TAXES

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48. The Company does not have any interest and penalties in the statement of operations for the years ended December 31, 2009 and quarter ended June 30, 2010.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended June 30, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarters ended June 30, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

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

Pursuant to a Securities Purchase Agreement, in July, 2010, the Company sold 4,000,000 shares of restricted Common Stock to one investor at a purchase price of $0.0033 per share. The gross proceeds of the offering totaled $13,200.

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

On April 1, 2010, the Company issued a Convertible Debenture in a principle amount of $37,500 to the Bingham Law Group as consideration for unpaid legal fees as of 4/1/2010 to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 30,000,000 shares of Common Stock at a conversion price of $0.00125 per share.

On May 19, 2010, the Company issued a Convertible Debenture in a principle amount of $150,000.00 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 60,000,000 shares of Common Stock at a conversion price of $0.0025 per share.

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $318,570.50 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 127,428,200 shares of Common Stock at a conversion price of $0.0025 per share.

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $33,945.68 to Alexis Korybut as consideration for unpaid salary, benefits, and expenses to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 13,578,272 shares of Common Stock at a conversion price of $0.0025 per share.

On June 30, 2010, the Company issued a Convertible Debenture in a principle amount of $45,000.00 to Michael Cariello as consideration for unpaid salary to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 18,000,000 shares of Common Stock at a conversion price of $0.0025 per share.

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

In May, 2010, the Company issued 76,397,762 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,592.22 including $48,000.00 of principle and $4,592.22 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In June, 2010, the Company issued 7,002,111 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc. in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $4,820.25 including $4,390.14 of principle and $430.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 12,500,267 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc. in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,605.18 including $7,740.00 of principle and $865.18 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 27,298,139 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $18,792.04 including $16,897.65 of principle and $1,894.39 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 36,348,730 shares of unrestricted Common Stock to Venetian Investment Partners LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $25,022.47 including $22,500.00 of principle and $2,522.47 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 30,017,511 shares of unrestricted Common Stock to Drae Holdings LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $20,664.05 including $18,625.00 of principle and $2,039.05 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 40,291,962 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $27,736.99 including $25,000.00 of principle and $2,736.99 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 12,500,994 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,605.68 including $7,704.00 of principle and $901.68 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In August, 2010, the Company issued 15,943,242 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $10,975.33 including $9,793.65 of principle and $1,181.68 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

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

Issuance of Common Stock to Rene Ferrer

The Company issued 50,000,000 restricted shares of Common Stock to Rene Ferrer in July, 2010 as a signing bonus per the terms of his employment agreement of July 1, 2010.  No registration rights were issued in connection with these shares.

 Issuance of Common Stock to Tom Robinson

The Company issued 10,000,000 restricted shares of Common Stock to Tom Robinson in July, 2010 as a signing bonus per the terms of his employment agreement of July 1, 2010.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to David Perin

The Company issued 2,500,000 unrestricted shares of Common Stock to David Perin in July, 2010 per the terms of a settlement agreement between the Company and David Perin.

Issuance of Common Stock to Lark MW IC Ltd

The Company issued 4,000,000 restricted shares of common stock to Lark MW IC Ltd as part of a Securities Purchase Agreement.

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

In addition, the Series A Preferred Stock:

-
has weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect may be converted into Common Stock at the option of the holder; and

-
Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three months ended June 30, 2008 and 2009 because their inclusion would have had been anti-dilutive.

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

As of August 3, 2010, there is no Series A Preferred Stock outstanding.

NOTE 6 - INCOME TAXES:

There is no provision for income taxes for the year December 31, 2009. The Company has minimal net operating loss carry forwards for income tax purposes at December 31, 2009. The deferred tax asset primarily attributable to the Company’s net operating loss carryforwards has been offset by a full valuation allowance.

The reconciliation of the federal statutory rate to the effective tax rate is as follows:

Quarter Ended June 30,
2010
Federal statutory rate	(34%)
Permanent differences (derivative gains and losses and non-deductible interest)	34%

Effective Tax Rate	-

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

On April 15, 2009, the Company entered into an employment agreement with Alexis Korybut as Vice President of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 60,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool. Mr. Daniels was terminated in November of 2009, and the Company is currently pursuing through a legal action the retirement of the 80,000,000 restricted shares of its Common Stock.

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

On July 9, 2010, the Company entered into an employment agreement with Rene Ferrer as Director of Business Development for Latin America.  The term of the agreement is for one year, and provides for an annual salary of $48,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.

On July 14, 2010, the Company entered into an employment agreement with Tom Robinson as Director of Disaster Relief Services of the Company.  The term of the agreement is for one year, and provides for an annual salary of $48,000 and a signing bonus of 10,000,000 restricted shares of the Company’s Common Stock.

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

On May 18, 2010 the Company signed a lease agreement with Air Support Systems, LLC. The Lease Option Agreement with Air Support Systems, LLC gives TADS the right to enter into exclusive one-year renewable leases for any or all of the four IL-76 and IL-76 supertanker aircraft, under a fee arrangement that allocates 50% of the operating profits each to TADS and Air Support Systems respectively.

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

-	November 23, 2009, Mark Shubin resigned from the Board of Directors of the Company, leaving Michael Cariello and Alexis Korybut as the remaining two members of the Board of Directors of the Company.
-	On July 9, 2010, Tactical Air Defense Services, Inc. (the “Company”) appointed Mr. Rene Ferrer, Jr. (“Mr. Ferrer”) to the position of Director for Latin America.

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

On March 4, 2010, TADS sued Mark Daniels, the Company’s former President and Chief Executive Officer, and various entities affiliated with or controlled by Mr. Daniels, in The Circuit Court of The 15th Judicial Circuit in and for Palm Beach County, Florida, for temporary and permanent injunctive relief, damages, and other relief for breach of contract; breach of fiduciary duty and duty of loyalty; tortuous interference with advantageous and contractual relationships, and misappropriation, misuse and conversion of trade secrets and confidential business information. Although the Court did not grant our Emergency Motion for Preliminary Injunction, the court did find that here continues to be a valid and enforceable agreement between the parties. Most recently, the Company filed motions for the disgorgement of certain assets and opportunities that it believes Mr. Daniels has misappropriated,, and for the cancellation of certain convertible promissory notes and certain share issuances that it believes the Company awarded to Mr. Daniels without proper consideration when Mr. Daniels was the President, CEO, and director of the Company, and based upon information relied upon at the time by Mr. Daniels that the Company believes was materially misrepresented by Mr. Daniels.  The Company is continuing to vigorously pursue all claims and remedies against Mr. Daniels and the other the defendant in such action. TADS is currently preparing its case against Mr. Daniels and the other defendants to seek permanent injunctive relief and damages, and we believe that we will prevail in this action, although no assurances can be given.

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

As of August 20, 2010, TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than those described herein.

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

On May 18, 2010 the Company signed a lease agreement with Air Support Systems, LLC. The Lease Option Agreement with Air Support Systems, LLC gives the Company the right to enter into exclusive one-year renewable leases for any or all of the four IL-76 and IL-76 supertanker aircraft, under a fee arrangement that allocates 50% of the operating profits each to the Company and Air Support Systems respectively. A copy of the Lease Option Agreement was attached as an exhibit to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference.

Due to the loss of our Cambar Assets and IL-78, the Company has allowed the Grayson Sublease to lapse. Following acquisition of the additional aircraft the Company is currently negotiating, the Grayson Sublease, including aircraft hangars, land and office space, is under negotiations.

RESULTS OF OPERATIONS

Revenues

	Six months ended June 30

	2010	2009

Total Sales	$0	$0

We had no revenues for the six months ended June 30, 2010 or 2009.

Operating Expenses

	Six months ended June 30

	2010	2009

Operating Expense	$477,627	$391,278

Total operating costs of $477,627 for the six months ended June 30, 2010 and $391,278 for the six months ended June 30, 2009 consisted of general and administrative expenses, including the compensatory element of stock issuances for such periods.

Net Profit (Loss)

	Six months ended June 30

	2010	2009

Net Profit (Loss)	($538,143)	($401,278)

For the six months ended June 30, 2010, we sustained net losses of $538,143 as compared with net losses of $401,278 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As at June 30, 2010, the Company had total assets of $88,000 comprised mainly of property and equipment.  There were liabilities of $1,566,964 comprised of $27,787 in accounts payable and $1,539,177 in short term debentures payable. Assets of $88,000 and liabilities of $1,539,177 resulted in a working capital deficiency of $1,478,694. The Company reported total stockholders’ deficit of $1,478,964 at June 30, 2010. We anticipate that our current cash on hand of $0 as of June 30, 2010 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

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

CONTRACTUAL OBLIGATIONS

Consulting / Employment Agreements

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

On July 9, 2010, the Company entered into a new employment agreement with Renee Ferrer as Director of Business Development for Latin America of the Company.  The term of the agreement is for one year, and provides for an annual salary of $48,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Cariello in the management bonus pool. The complete terms and details of the employment agreement are included in a copy of the employment agreement attached as an exhibit hereto and incorporated herein by reference.

On July 14, 2010, the Company entered into a new employment agreement with Tom Robinson as Director of Disaster Relief Services of the Company.  The term of the agreement is for one year, and provides for an annual salary of $48,000 and a signing bonus of 10,000,000 restricted shares of the Company’s Common Stock. The complete terms and details of the employment agreement are included in a copy of the employment agreement attached as an exhibit hereto and incorporated herein by reference.

Debt Obligations

On April 1, 2010, the Company issued a Convertible Debenture in a principle amount of $37,500 to The Bingham Law Group as consideration for unpaid legal fees as of 4/1/2010 to the Company. The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 30,000,000 shares of Common Stock at a conversion price of $0.00125 per share. The complete terms and details of the Convertible Debenture are included in a copy of the Convertible Debenture attached as an exhibit hereto and incorporated herein by reference.

On May 19, 2010, the Company issued a Convertible Debenture in a principle amount of $150,000.00 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 60,000,000 shares of Common Stock at a conversion price of $0.0025 per share. The complete terms and details of the Convertible Debenture are included in a copy of the Convertible Debenture attached as an exhibit hereto and incorporated herein by reference.

On June 30, 2010, the Company issued a Convertible Debenture in a principle amount of $45,000.00 to Michael Cariello as consideration for unpaid salary to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 18,000,000 shares of Common Stock at a conversion price of $0.0025 per share. The complete terms and details of the Convertible Debenture are included in a copy of the Convertible Debenture attached as an exhibit hereto and incorporated herein by reference.

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $318,570.50 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 127,428,200 shares of Common Stock at a conversion price of $0.0025 per share. The complete terms and details of the Convertible Debenture are included in a copy of the Convertible Debenture attached as an exhibit hereto and incorporated herein by reference.

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $33,945.68 to Alexis Korybut as consideration for unpaid salary, benefits, and expenses to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 13,578,272 shares of Common Stock at a conversion price of $0.0025 per share. The complete terms and details of the Convertible Debenture are included in a copy of the Convertible Debenture attached as an exhibit hereto and incorporated herein by reference.

Other Agreements

On May 20, 2010, the Company entered into a Letter of Intent (the “LOI”) with Tactical Air Support, Inc. (“TAS”). TAS is a highly regarded Aerospace/Defense Services contractor founded by a group of former Navy, Marine, and Air Force Weapon’s School Instructors. TAS has won and successfully executed multiple Aerospace/Defense contracts awarded by divisions of the U.S. Department of Defense. TAS’s website is located at www.tacticalairsupport.com. Pursuant to the terms of the LOI and subject to further negotiation, the Company will acquire 100% of the equity interest (both common and preferred) of TAS such that following the transaction, TAS will become a wholly owned subsidiary of the Company. In exchange, the existing shareholders of TAS will be issued approximately 46% of post transaction issued and outstanding shares of the Company’s common stock. The parties have agreed to use their best efforts to close the Transaction within 120 days of execution of the LOI. The complete terms and details of the LOI are included in a copy of the LOI which was attached to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference.

On May 18, 2010, the Company entered into an Aircraft Lease Option Agreement (the “Lease Option Agreement”) with Air Support Systems, LLC (“ASSL”) wherein the Company obtained an option to an exclusive lease of two Russian ILyushin IL-78 and two ILyushin IL-76 supertanker aircraft. The ILyushin IL-78 is a specialty military air-to-air refueling supertanker capable of refueling three aircraft simultaneously, and is widely regarded as the air-to-air refueling aircraft of choice around the world. The ILyushin IL-76 supertanker is a Russian made aircraft specifically designed for aerial fire-fighting, and which can be retrofitted for aerial oil-spill containment. The IL-76 is generally recognized throughout the world as the pre-eminent aerial firefighting tool available, and is widely considered superior to other aerial firefighting aircraft in existence. The Company intends to offer the ILyushin aircraft to the U.S. and foreign-allied militaries and other federal and state agencies for air-to-air refueling services, aerial fire-fighting services, oil-spill containment services, and other disaster relief deployment services. Under the terms of the Lease Option Agreement with ASSL, the Company maintains the right to enter into exclusive one-year renewable leases for any or all of the four ILyushin supertanker aircraft with shared operating costs split between the parties subject to further agreement. The Company is required to issue ASSL 10,000,000 shares of the Company’s restricted Common Stock and provides for a fee arrangement that allocates 50% of the operating profits each to the Company and ASSL respectively. As of the date herein, no shares have been issued pursuant to the Lease Option Agreement. The complete terms and details of the Lease Option Agreement are included in a copy of the Lease Option Agreement which was attached to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference.

On July 19, 2010 the Company entered into an MOU to acquire Sudamin A&D S.A. Sudamin shall transfer to TADF all shares of Sudamin’s common stock and preferred stock, which shall represent 100% of the equity interest of Sudamin, such that Sudamin shall become a wholly owned subsidiary of TADF. In exchange, the existing shareholders of Sudamin  shall be issued shares of TADF’s common stock such that the Sudamin Shareholders shall own a number of shares of TADF’s common stock, which number shall to be determined and subject to further mutual due diligence and execution of definitive agreements between the Parties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K for the period ending December 31, 2009.

During our most recently completed fiscal quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Despite the dismissal of the Petition described above, on August 3, 2010 certain affiliates and business associates of Mr. Daniels filed an improper and frivolous Involuntary Chapter 7 Petition (the “New Petition”) against the Company in the United States Bankruptcy Court for the Southern District of Florida, in an effort to circumvent the legitimate court process, in direct violation of the Court Order issued by Judge Paul Hyman on May 14, 2010 described above.

The Company immediately requested an emergency Motion to Dismiss the New Petition based upon its contention that:

-	the New Petition violated the Court Order because it was solicited, recruited, encouraged, or caused by Mr. Daniels;
-	the majority of the new petitioners were affiliates and business associates of Mr. Daniels;
-	a majority of the new petitioners were currently involved in civil litigation with TADF; and
-	all of the claims of the new petitioners were either without merit, being contested, or were frivolous and improper.

On August 10, 2010, at an Emergency Hearing to Dismiss the fraudulent and improper Petition, the Federal Bankruptcy judge dismissed the Petition, as had been anticipated and previously disclosed by the Company, and, moreover, due to the egregious actions of the petitioners, reserved the right of the US Federal Bankruptcy Court to:

-	impose sanctions upon the petitioners, and
-	impose punitive sanctions upon the petitioners if it is determined that the actions of the petitioners violated the Court Order previously issued by U.S. Federal Bankruptcy Court Judge Hyman.

Although no assurances can be given, the Company believes that sanctions will be imposed upon the petitioners, and that it will be determined that the petitioners violated the Court Order issued by Judge Hyman.

As disclosed in our past filings, Sichenzia & Ross LLP (“Sichenzia”) had been pursuing a claim against the Company for unpaid services dating back to early 2007. The Company recently learned that Sichenzia obtained a judgment against the Company in the amount of $21,471.87 in the Civil Court of the City of New York, County of New York on April 3, 2008. We believe that this claim is without merit and are working towards resolution of the same.

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

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2010, the Company issued 33,570,797 shares of unrestricted Common Stock to the Estella A. Korybut Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $23,110.14, including $20,000 of principle and $3,110.14 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On April 20, 2010, the Company issued 16,785,399 shares of unrestricted Common Stock to the Michael Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $11,555.07, including $10,000 of principle and $1,555.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On April 21, 2010, the Company issued 15,615,324 shares of unrestricted Common Stock to Jamie Goldstein in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $10,749.59 including $10,000 of principle and $749.59 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On April 21, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Leidy Alvarez in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11 including $1,500 of principle and $10.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On April 21, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Cassio Ismael in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11 including $1,500 of principle and $10.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On April 21, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Jessica Buitrago in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11 including $1,500 of principle and $10.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On May 7, 2010, the Company issued 38,335,351 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $26,390.06 including $24,187.35 of principle and $2,202.71 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On May 18, 2010, the Company issued 75,556,581 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,013.15 including $47,500.00 of principle and $4,513.15 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On May 25, 2010, the Company issued 76,397,762 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,592.22 including $48,000.00 of principle and $4,592.22 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On June 7, 2010, the Company issued 7,002,111 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc. in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $4,820.25 including $4,390.14 of principle and $430.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On July 9, 2010, the Company issued 12,500,267 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc. in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,605.18 including $7,740.00 of principle and $865.18 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On July 9, 2010, the Company issued 50,000,000 restricted shares of Common Stock to Rene Ferrer as a signing bonus per the terms of his employment agreement.  No registration rights were issued in connection with these shares. A copy of the Employment Agreement has been attached hereto as an exhibit.

On July 12, 2010, the Company issued 27,298,139 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $18,792.04 including $16,897.65 of principle and $1,894.39 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On July 12, 2010, the Company issued 36,348,730 shares of unrestricted Common Stock to Venetian Investment Partners LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $25,022.47 including $22,500.00 of principle and $2,522.47 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On July 12, 2010, the Company issued 30,017,511 shares of unrestricted Common Stock to Drae Holdings LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $20,664.05 including $18,625.00 of principle and $2,039.05 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On July 12, 2010, the Company issued 40,291,962 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $27,736.99 including $25,000.00 of principle and $2,736.99 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On July 20, 2010, the Company sold 4,000,000 shares of restricted Common Stock to Lark MW IC Ltd pursuant to a securities purchase agreement at a purchase price of $0.0033 per share. The gross proceeds of the offering totaled $13,200.

On July 20, 2010, the Company issued 10,000,000 restricted shares of Common Stock to Tom Robinson as a signing bonus per the terms of his employment agreement.  No registration rights were issued in connection with these shares. A copy of the Employment Agreement has been attached hereto as an exhibit.

On July 20, 2010, the Company issued 2,500,000 unrestricted shares of Common Stock to David Perin per the terms of a settlement agreement between the Company and David Perin. A copy of the Settlement Agreement has been attached hereto as an exhibit.

On July 23, 2010, the Company issued 12,500,994 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,605.68 including $7,704.00 of principle and $901.68 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

On August 4, 2010, the Company issued 15,943,242 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $10,975.33 including $9,793.65 of principle and $1,181.68 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

ITEM 3.                      DEFAULTUPON SENIOR SECURITIES

None.

ITEM 4.                      REMOVED AND RESERVED

None.

ITEM 5.                      OTHER INFORMATION

July 20, 2010 Mart Martin was appointed to the Company’s Board of Advisors.Mr. Martin has developed invaluable insight, experience, and relationships within the U.S. and international intelligence services and with many foreign governments connected to TADF’s business expansion activities.

ITEM 6.                      EXHIBITS

Exhibit #	Title

3.1	Articles of Incorporation. (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

10.1	Employment Agreement with Renee Ferrer.

10.2	Employment Agreement with Tom Robinson

10.3	Settlement Agreement with David Perin

10.4	ZA Consulting, Inc. Corporate Development Services Agreement (Attached as an exhibit to our Form 8-K filed with the SEC on May 17, 2010 and incorporated herein by reference).

10.5
Aircraft Lease Option Agreement with Air Support Systems, LLC (Attached as an exhibit to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference).

10.6	Letter of Intent with Tactical Air Support, Inc. (Attached as an exhibit to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference).

10.7	Convertible Promissory Note issued to The Bingham Law Group dated April 1, 2010

10.8	Convertible Promissory Note issued to The Gary Fears Trust dated May 19, 2010

10.9	Convertible Promissory Note issued to Michael Cariello dated June 30, 2010

10.10	Convertible Promissory Note issued to The Gary Fears Trust dated July 1, 2010

10.11	Convertible Promissory Note issued to Alexis Korybut dated July 1, 2010

23.1	Consent of Independent Registered Public Accounting Firm Larry O’Donnell, CPA, P.C.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2010, to be signed on its behalf by the undersigned on August 23, 2010  thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)