Form 10-Q
period 2010-09-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2010-11-22
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(775) 888-6744
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

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

2,642,630,948 common shares outstanding, $0.001 par value, as of November 22, 2010

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

i

PART I

ITEM 1.                       FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$ -	$ -
Total current assets	-	-
property and equipment, net	-	88,000

TOTAL ASSETS	$ -	$ 88,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 51,724	$ 18,378
Short-term debentures, including accrued interest	-	1,431,813
Total current liabilities	51,724	1,450,191

Long-term debentures, including accrued interest (net of unamortized discount of $210,546) Related party	1,166,821	-
Long-term debentures, including accrued interest (net of unamortized discount of $62,245)	347,048
TOTAL LIABILITIES	1,565,593	1,450,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock-$.001 par value; 50,000,000 shares authorized; -
-0- shares issued and outstanding	--	--
Common stock-$.001 par value;30,000,000,000 shares authorized; -
2,338,770,709 and 1,428,730,286 shares issued and outstanding
at September 30, 2010 and December 31, 2009 , respectively	2,338,770	1,428,730
Additional paid-in-capital	35,663,742	35,733,183
Accumulated deficit	(39,568,105)	(38,524,104)

TOTAL STOCKHOLDERS' DEFICIT	(1,565,593)	(1,362,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 88,000

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
REVENUES	$	$	$	$
Operating costs
General and administrative	249,209	161,319	726,836	552,591

TOTAL COSTS	249,209	161,319	726,836	552,591
OPERATING LOSS	(249,209)	(161,319)	(726,836)	(552,591)

OTHER (EXPENSE) INCOME:
Interest expense	(52,152)	(20,000)	(204,440)	(30,000)
Impairment of Asset	(88,000)		(88,000)
Amortization of debt discount	(24,725)		(24,725)
TOTAL OTHER EXPENSES	(164,877)	(20,000)	(317,165)	(30,000)

NET LOSS	$ (414,086)	$ (181,319)	$ (1,044,001)	$ (582,591)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (414,086)	$ (181,319)	$ (1,044,001)	$ (582,591)

Loss per common share - basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic	2,169,069,420	1,288,309,286	1,868,922,750	1,071,756,571

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,044,001)	$ (582,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset	88,000
Bad debt reserve		250,000
Stock issued for consulting services	143,444	296,668
Amortized beneficial conversion feature	24,725
Debt issued for salary expense	353,150
Changes in operating assets and liabilities:
Accounts payable	33,346	10,633
Accrued liabilities	-	(411,218)
Net cash used in operating activities	(401,336)	(436,508)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	368,136	388,369
Proceeds from sale of common stock	33,200	25,000
Net cash provided by financing activities	401,336	413,369
Increase (decrease) in cash	-	(23,139)
Cash - Beginning of period	-	23,156
Cash - End of period	$-	17
Interest paid	$-	$ -
Taxes paid	$-	$ -

TACTICAL AIR DEFENSE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - COMPANY AND BASIS OF PRESENTATION:

General

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation operating as an Aerospace/Defense Services contractor that offers tactical aviation services, aerial refueling, aircraft maintenance, disaster relief services, and other Aerospace/Defense services to the United States and Foreign militaries and agencies.

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of September 30, 2010 of approximately $39,568,105.

On December 15, 2006, TADS acquired substantially all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2010. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, maintenance training, aerial fire-fighting, disaster relief services, and other aerial services. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the quarter ended September 30, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the period ended December 31, 2009 and notes thereto included in the Company’s annual report on Form 10-K.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Financial Reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Use of Estimates

The Company’s significant estimates include accrued expenses and stock based transactions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents include all interest-bearing deposits or investments with maturities of three months or less.

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

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Impairment of long – lived assets and long- lived assets to be disposed of

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC 360 “Property, Plant and Equipment”.  ASC 360 requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

As of September 30, 2010, the property and equipment held by the Company have been reviewed, and it was determined that their value had been impaired 100%.

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

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with FASB ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the quarters ended September 30, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

Accounting for stock-based compensation

In accordance with FASB ASC 718-10, “Compensation-Stock Compensation”, a public entity measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

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

For the quarters ended September 30, 2010 and 2009, the Company did not grant any stock options.

Non- Employee Stock Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50, “Equity-Based Payments to Non-Employees”.

Common stock purchase warrants

The Company accounts for common stock purchase warrants in accordance with FASB ASC 815-40, “Derivatives and Hedging”.  Based on the provisions of ASC 815-40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Income Taxes

The Company accounts for income taxes using FASB ASC 740-10, "Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

FASB ASC 740-10 also provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under ASC 740-10, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

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

Cancellation of Indebtedness and Return of Assets

On May 29, 2008, the Company returned the two MiG-29 aircraft and four flight simulators (the “Cambar Assets”) it had purchased through the Aerogroup Acquisiion.  The Company and Cambar & Associates (“Cambar”) executed a Settlement and Release Agreement. In December, 2006, TADS assumed from AeroGroup an indebtedness owed to Cambar (the “Cambar Note”) of a principle amount of $2,200,000 for the purchase of, the Cambar Assets, which indebtedness included interest to be paid on the principle.

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

NOTE 5 – SALE OF STOCK

Pursuant to a Securities Purchase Agreement, in July, 2010, the Company sold 4,000,000 shares of restricted Common Stock to one investor at a purchase price of $0.0033 per share. The gross proceeds of the offering totaled $13,200.

Pursuant to a Securities Purchase Agreement, in August, 2010, the Company sold 3,000,000 shares of restricted Common Stock to one investor at a purchase price of $0.005 per share. The gross proceeds of the offering totaled $15,000.

Pursuant to a Securities Purchase Agreement, in September, 2010, the Company sold 1,000,000 shares of restricted Common Stock to one investor at a purchase price of $0.005 per share. The gross proceeds of the offering totaled $5,000.

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

Convertible Debentures

Third Quarter of 2009

On July 31, 2009, the Company issued four Convertible Debentures totaling $753,457.42 in principle amount in the aggregate, as consideration for the retirement of Short-Term Loans totaling $753,457.42 of principle plus accrued interest through July 31, 2009.  The Short-Term Loans are described below in the Section titled “Additional Indebtedness”.  The Convertible Debentures have a term of three years, an interest rate of 12%, are convertible into 602,765,936 shares of Common Stock at a conversion price of $0.00125, have full-ratchet anti-dilution protection, and were issued as follows: $300,000 in principle amount to the Dakota Fears Trust, $300,000 in principle amount to the Gary Fears Trust, $76,728.71 in principle amount to the Dakota Fears Trust, and $76,728,71 in principle amount to the Gary Fears Trust.

On September 3, 2009, the Company issued two Convertible Debentures totaling $162,964.54 in principle amount in the aggregate,  as consideration for the retirement of two Promissory Notes totaling $162,964.54 of principle plus accrued interest through September 3, 2009.  The Promissory Notes are described below in the Section titled “Additional Indebtedness”.  The Convertible Debentures have a term of three years, an interest rate of 12%, are convertible into 130,371,634 shares of Common Stock at a conversion price of $0.00125, have full-ratchet anti-dilution protection, and were issued as follows: $119,729.11 in principle amount to Alexis Korybut, and $43,234.43 in principle amount to Joint Strategy Group, Inc.

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

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $218,570.50 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 127,428,200 shares of Common Stock at a conversion price of $0.0025 per share.

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $33,945.68 to Alexis Korybut as consideration for unpaid salary, benefits, and expenses to the Company during the 2nd quarter of 2010.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 13,578,272 shares of Common Stock at a conversion price of $0.0025 per share.

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

The Convertible Debentures issued on July 1, 2010 were determined to have a beneficial conversion feature totaling $297,516.  The beneficial conversion feature has been accounted for as a debt discount which is being amortized over the term of loans (three years).  As of September 30, 2010, $24,725 of the beneficial conversion feature had been amortized.

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

In July, 2010, the Company issued 40,291,962 shares of unrestricted Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $27,736.99 including $25,000.00 of principle and $2,736.99 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

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

In August, 2010, the Company issued 55,576,481 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,258.85 including $34,000 of principle and $4,258.85 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 53,046,206 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $36,517.01 including $33,100.00 of principle and $3,417.01 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 12,836,118 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,836.38 including $8,000.00 of principle and $836.38 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 54,245,717 shares of unrestricted Common Stock to Joint Strategy Group in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,342.75 including $33,234.43 of principle and $4,108.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 50,219,529 shares of unrestricted Common Stock to Sean Sullivan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $34,571.12 including $30,500.00 of principle and $4,071.12 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 63,864,767 shares of unrestricted Common Stock to Venetian Investment Partners in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $43,964.51 including $38,787.21 of principle and $5,177.30 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 50,219,529 shares of unrestricted Common Stock to TCI Global Trading in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $34,571.12 including $30,500.00 of principle and $4,071.12 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 17,459,453 shares of unrestricted Common Stock to Venetian Investment Partners in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $12,019.09 including $10,603.71 of principle and $1,415.38 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

Issuance of Common Stock

 Issuance of Common Stock to ZA Consulting

The Company issued 20,000,000 restricted shares of Common Stock to ZA Consulting, Inc. in May, 2010, as consideration for investor relations services and related consulting services valued at $100,000.

Issuance of Common Stock to Phillip Scott

In March 2010, the Company entered into a Settlement and Release Agreement with DS Enterprises, Inc. (“DSE”) in connection with an unpaid convertible promissory note.  The Company issued 45,805,758 unrestricted shares of Common Stock to Phillip Scott in March, 2010 per the terms of a settlement agreement between the Company and DS Enterprises as full and complete settlement of all claims held by DSE against the Company.

Issuance of Common Stock to Alexis Korybut

The Company issued 50,000,000 restricted shares of Common Stock to Alexis Korybut in March, 2010 as a signing bonus per the terms of his employment agreement of January 1, 2010.  No registration rights were issued in connection with these shares.

The Company issued 14,000,000 restricted shares of Common Stock to Mr. Alexis Korybut in September 2010 as additional compensation. No registration rights were issued in connection with these shares.  The shares were valued at $27,300.

 Issuance of Common Stock to Michael Cariello

The Company issued 50,000,000 restricted shares of Common Stock to Michael Cariello in March, 2010 as a signing bonus per the terms of his employment agreement of January 1, 2010.  No registration rights were issued in connection with these shares.  The shares were valued at $62,500.

Issuance of Common Stock to Rene Ferrer

The Company issued 50,000,000 restricted shares of Common Stock to Rene Ferrer in July, 2010 as a signing bonus per the terms of his employment agreement of July 1, 2010.  No registration rights were issued in connection with these shares.  The shares were valued at $200,000.

Issuance of Common Stock to Tom Robinson

The Company issued 10,000,000 restricted shares of Common Stock to Tom Robinson in July, 2010 as a signing bonus per the terms of his employment agreement of July 1, 2010.  No registration rights were issued in connection with these shares.  The shares were valued at $36,500.

Issuance of Common Stock to David Perin

The Company issued 2,500,000 unrestricted shares of Common Stock to David Perin in July, 2010 per the terms of a settlement agreement between the Company and David Perin. No registration rights were issued in connection with these shares.

Issuance of Common Stock to MBC Consulting Corp.

The Company issued 15,000,000 restricted shares of Common Stock to MBC Consulting LLC in September, 2010 pursuant to a consulting agreement between MBC and the Company. No registration rights were issued in connection with these shares.  The shares were valued at $29,250.

Issuance of Common Stock to Wall Street Resources, Inc..

The Company issued 6,000,000 restricted shares of Common Stock to Wall Street Resources, Inc. in September, 2010 pursuant to a consulting agreement between Wall Street Resources and the Company. No registration rights were issued in connection with these shares.  The shares were valued at $11,700.

Retirement of Common Stock

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

In addition, the Series A Preferred Stock:

-
has weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect may be converted into Common Stock at the option of the holder; and

-
Diluted net loss per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock. Common stock equivalents, consisting of convertible debt, options and warrants were not included in the calculation of diluted loss per share for the three months ended September 30, 2008 and 2009 because their inclusion would have had been anti-dilutive.

NOTE 7 - STOCKHOLDERS' EQUITY:

Effective as of April 24, 2009, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) to increase the Company’s authorized capital stock from 1,050,000,000 shares of Common Stock, par value $.001 per share to 3,050,000,000 shares, par value $.001 per share, of which 3,000,000,000 shares are Common Stock and the remaining 50,000,000 shares are a newly created class of “blank check” preferred stock.

NOTE 8 – COMMITMENTS:

Compensation Agreements

On April 15, 2009, the Company entered into an employment agreement with Mark Daniels as Chief Executive Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $160,000 and a signing bonus of 80,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Daniels in the management bonus pool. No registration rights were granted in connection with these shares. Mr. Daniels was terminated in November of 2009, and the Company is currently pursuing through a legal action the retirement of the 80,000,000 restricted shares of its Common Stock.  Mr. Daniels was terminated in November of 2009, and the Company is currently pursuing through a legal action the retirement of the 80,000,000 restricted shares of its Common Stock.

On April 15, 2009, the Company entered into an employment agreement with Alexis Korybut as Vice President of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 60,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool.

On April 15, 2009, the Company entered into a consulting agreement with Joint Strategy Group, LLC to provide consulting services to the Company.  The term of the agreement is for one year, and provides for a monthly fee of $5,000 and a signing bonus of 60,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Joint Strategy Group, LLC in the management bonus pool. No registration rights were granted in connection with these shares.

On January 1, 2010, the Company entered into a new employment agreement with Alexis Korybut as President, Chief Executive Officer, and Chief Financial Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool. No registration rights were granted in connection with these shares.

On January 1, 2010, the Company entered into a new employment agreement with Michael Cariello as Chief Operating Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Cariello in the management bonus pool. No registration rights were granted in connection with these shares.

In May, 2010, the Company entered into a six-month Corporate Development Services Agreement with ZA Consulting, Inc. to provide, among other services, investor relations consulting services.  As consideration for the services to be provided by ZA Consulting, the Company issued 20,000,000 shares of Common Stock to ZA Consulting and agreed to pay $150,000 in cash to ZA Consulting. No registration rights were granted in connection with these shares.  The shares were valued at $100,000.

On July 9, 2010, the Company entered into an employment agreement with Rene Ferrer as Director of Business Development for Latin America.  The term of the agreement is for one year, and provides for an annual salary of $48,000 and a signing bonus of 50,000,000 restricted shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.

On July 14, 2010, the Company entered into an employment agreement with Tom Robinson as Director of Disaster Relief Services of the Company.  The term of the agreement is for one year, and provides for an annual salary of $48,000 and a signing bonus of 10,000,000 restricted shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.  The shares were valued at $36,500.

On August 17, 2010, the Company entered into a consulting agreement with Wall Street Resources, Inc. to provide investor communications services to the Company. The term of the agreement is for one year. The agreement provides for a total fee of $31,500 in cash and 6,000,000 restricted shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares. No registration rights were granted in connection with these shares.

On August 25, 2010, the Company entered into a consulting agreement with MBC Consulting Corp. to provide financial support services. The term of the agreement is for one year. The agreement provides for a total fee of 15,000,000 restricted shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.

 Lease Agreement

On May 18, 2010, the Company signed a lease agreement with Air Support Systems, LLC. The Lease Option Agreement with Air Support Systems, LLC gives TADS the right to enter into exclusive one-year renewable leases for any or all of the four IL-76 and IL-76 supertanker aircraft, under a fee arrangement that allocates 50% of the operating profits each to TADS and Air Support Systems, respectively.

Subsequent Events

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $146,142.51 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 73,071,255 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $18,244.62 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 9,122,310 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $3,000.00 to Tom Robinson as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 1,500,000 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $30,000.00 to Michael Cariello as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 15,000,000 shares of Common Stock at a conversion price of $0.002 per share.

On October 15, 2010, the Company issued a Convertible Debenture in a principle amount of $110,000 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 55,000,000 shares of Common Stock at a conversion price of $0.002 per share.

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to Juliana Hoyos Castellar in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 3,284,487 shares of unrestricted Common Stock to Amy Crystal in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,290.63 including $2,000.00 of principle and $290.63 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 2,463,366 shares of unrestricted Common Stock to Humberto De Armas in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to the Estella A. Korybut Irrevocable Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 2,463,366 shares of unrestricted Common Stock to Marla Lopez Garcia in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to the Revocable Living Trust Agreement of Michael M. Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 33,334,172 shares of unrestricted Common Stock to Fox Hollow Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,947.24 including $20,000.00 of principle and $2,147.24 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 32,395,947 shares of unrestricted Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,301.37 including $20,951.30 of principle and $1,350.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 11,050,838 shares of unrestricted Common Stock to Peter Maffitt in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $7,706.95 including $6,729.11 of principle and $977.84 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 7,390,097 shares of unrestricted Common Stock to Nathalie Zambrano in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $5,153.92 including $4,500.00 of principle and $653.92 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 3,095,843 shares of unrestricted Common Stock to Evan Pruzan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,145.32 including $2,000.00 of principle and $145.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 31,800 shares of unrestricted Common Stock to Brad Bingham in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,702.05 including $37,500.00 of principle and $1,202.05 of accrued interest, at a conversion price of $0.00125 subject to the terms of the Convertible Debenture

Issuance of Common Stock to Alexis Korybut

The Company issued 14,000,000 restricted shares of Common Stock to Mr. Alexis Korybut in October, 2010 as additional compensation. No registration rights were issued in connection with these shares.  The shares were valued at $32,200.

Legal Proceedings

Mr. Charlie Searock, a former executive officer of our company, has brought a lawsuit in the District Court of the 336th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.

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

On March 4, 2010, TADS sued Mark Daniels, the Company’s former President and Chief Executive Officer, and various entities affiliated with or controlled by Mr. Daniels, in The Circuit Court of The 15th Judicial Circuit in and for Palm Beach County, Florida, for temporary and permanent injunctive relief, damages, and other relief for breach of contract; breach of fiduciary duty and duty of loyalty; tortuous interference with advantageous and contractual relationships, and misappropriation, misuse and conversion of trade secrets and confidential business information. Although the Court did not grant our Emergency Motion for Preliminary Injunction, the court did find that here continues to be a valid and enforceable agreement between the parties. Most recently, the Company filed motions for the disgorgement of certain assets and opportunities that it believes Mr. Daniels has misappropriated, and for the cancellation of certain convertible promissory notes and certain share issuances that it believes the Company awarded to Mr. Daniels without proper consideration when Mr. Daniels was the President, CEO, and director of the Company, and based upon information relied upon at the time by Mr. Daniels that the Company believes was materially misrepresented by Mr. Daniels.  The Company is continuing to vigorously pursue all claims and remedies against Mr. Daniels and the other the defendant in such action. TADS is currently preparing its case against Mr. Daniels and the other defendants to seek permanent injunctive relief and damages, and we believe that we will prevail in this action, although no assurances can be given.

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

On May 18, 2010 TADS signed a Lease Option Agreement for the exclusive lease of two Russian ILyushin IL-78 and two ILyushin IL-76 supertanker aircraft from Air Support Systems, LLC. The IL-78 is used for mid-air refueling by most air forces in the world including Russia, most former Soviet republics, China, India, Pakistan, Cuba, Libya, Syria, and many others. The TADS IL-78 is the Midas version and is configured for mid-air refueling. It is capable of re-fueling at an airspeed exceeding 400 knots, and can deliver fuel to three aircraft simultaneously. In addition, the ILyushin aircraft are the only planes ever made for the purpose of aerial fire-fighting and water-bombing, and are recognized as far superior to any other aircraft in existence for this purpose. TADS plans to provide the IL-78 for re-fueling during air combat training sessions and for contract re-fueling of U.S. military squadrons. A copy of the Lease Option Agreement was attached to our Form 10-Q for the period ending June 30, 2010filed with the SEC on May 24, 2010 and herein incorporated by reference.

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

In November of 2009, the lessor of IL-78 aircraft pursuant to the IL-78 Lease, cancelled the excusive lease of the IL-78 with TADS.  TADS had been preparing the IL-78 for departure to the Middle East for execution of a three-month contract through a U.S. intermediary party, when the IL-78 was encumbered by an FAA lien by Victor Miller and Air 1 Flight Support for unpaid work on the IL-78.  Subsequently, the IL-78, without the knowledge of the lessor or TADS, was removed from the facilities in Texas. Since that time, the aircraft has remained grounded awaiting the outcome of litigation between Victor Miller and the lessor, which litigation was recently resolved, and the IL-78 has been returned to its rightful owner.(See “Item 3. Legal Proceedings” herein).  Although TADS believes that the action by Mr. Miller and Air 1 Flight Support were without merit, the result has been the loss of the exclusive lease of the IL-78 and the loss of its first contract in connection with the IL-78.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. to acquire the exclusive right to purchase a number of military jets and related parts and engines.  The Company is currently exploring a number of financing proposals for the funding of the acquisition of the assets. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines.  The Company believes that it may begin to generate cash-flows from contract revenues and asset sales in the 1st quarter of 2011, although no assurances can be given. A copy of the M&M Aircraft Settlement Agreement and Release has been attached as an exhibit hereto and incorporated herein by reference.

RESULTS OF OPERATIONS

Revenues

	Nine months ended September 30

	2010	2009

Total Sales	$0	$0

We had no revenues for the nine months ended September 30, 2010 or 2009.

Operating Expenses

	Nine months ended September 30

	2010	2009

Operating Expense	$726,836	$552,591

Total operating costs of $726,836 for the nine months ended September 30, 2010 and $552,591 for the nine months ended September 30, 2009 consisted of general and administrative expenses, including the compensatory element of stock issuances for such periods.

Net Profit (Loss)

	Nine months ended September 30

	2010	2009

Net Profit (Loss)	($1,044,001)	($582,591)

For the nine months ended September 30, 2010, we sustained net losses of $1,044,001 as compared with net losses of $582,591 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

As at September 30, 2010, the Company had total assets of $0. There were liabilities of $1,565,593 comprised of $51,724 in accounts payable and $1,565,593 in long term debentures. Assets of $0 and liabilities of $1,565,593 resulted in a working capital deficiency of $1,565,593. The Company reported total stockholders’ deficit of $1,565,593 at September 30, 2010. We anticipate that our current cash on hand of $0 as of September 30, 2010 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

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

On August 17, 2010, the Company entered into a consulting agreement with Wall Street Resources, Inc. to provide investor communications services to the Company. The term of the agreement is for one year. The agreement provides for a total fee of $31,500 in cash and 6,000,000 restricted shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares. No registration rights were granted in connection with these shares.

On August 25, 2010, the Company entered into a consulting agreement with MBC Consulting Corp. to provide financial support services. The term of the agreement is for one year. The agreement provides for a total fee of 15,000,000 restricted shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.

Debt Obligations

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

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $146,142.51 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 73,071,255 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $18,244.62 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 9,122,310 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $3,000.00 to Tom Robinson as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 1,500,000 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $30,000.00 to Michael Cariello as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 15,000,000 shares of Common Stock at a conversion price of $0.002 per share.

On October 15, 2010, the Company issued a Convertible Debenture in a principle amount of $110,000 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 55,000,000 shares of Common Stock at a conversion price of $0.002 per share.

Other Agreements

On May 20, 2010, the Company entered into a Letter of Intent (the “LOI”) with Tactical Air Support, Inc. (“TAS”). TAS is a highly regarded Aerospace/Defense Services contractor founded by a group of former Navy, Marine, and Air Force Weapon’s School Instructors. TAS has won and successfully executed multiple Aerospace/Defense contracts awarded by divisions of the U.S. Department of Defense. TAS’s website is located at www.tacticalairsupport.com. Pursuant to the terms of the LOI and subject to further negotiation, the Company will acquire 100% of the equity interest (both common and preferred) of TAS such that following the transaction, TAS will become a wholly owned subsidiary of the Company. In exchange, the existing shareholders of TAS will be issued approximately 46% of post transaction issued and outstanding shares of the Company’s common stock. The parties have agreed to use their best efforts to close the Transaction within 120 days of execution of the LOI. The complete terms and details of the LOI are included in a copy of the LOI which was attached to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference. The Company and TAS are currently in the final stages of due-diligence, and the Company believes, although no assurances can be given, that the Transaction will be consummated before year-end 2010.

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

On July 19, 2010 the Company entered into an MOU to acquire Sudamin A&D S.A. Sudamin shall transfer to TADF all shares of Sudamin’s common stock and preferred stock, which shall represent 100% of the equity interest of Sudamin, such that Sudamin shall become a wholly owned subsidiary of TADF. In exchange, the existing shareholders of Sudamin  shall be issued shares of TADF’s common stock such that the Sudamin Shareholders shall own a number of shares of TADF’s common stock, which number shall to be determined and subject to further mutual due diligence and execution of definitive agreements between the Parties. At present time, the Company is pursuing a minority interest in Sudamin, and is further determining the number of shares at which it would value such a minority interest in Sudamin.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were described in the Company’s Form 10-K for the period ending December 31, 2009.

During our most recently completed fiscal quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS
Mr. Charlie Searock (“Searock”), a former executive officer of our company, has brought a laws suit in the District Court of the 336 th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  On October 25, 2010, Searock was awarded a default judgment of $1,248,962 including accrued interest, jointly and severally against TADS and the other defendants, all of whom who failed to appear for trial, and an award of exemplary damages of $2,000,000 against TADS.   Searock claims that TADS and the other defendants were given notice of the trial, however it is TADS assertion and the assertion of the other defendants that none one of the defendants, including TADS, ever received notice of the trial, were unaware of the trial, and that the judgment is without merit.  TADS is in the process of vigorously contesting the judgment based upon not having received notice, and although no assurances can be given, the Company believes that the judgment will be vacated by the Court.

In June of 2009, Victor Miller and Air 1 Flight Support, an entity controlled by Victor Miller, caused an injunction to be placed on the Company to not relocate the IL-78, which the Company leases from a third party, as a result of a lien Victor Miller and Air 1 Flight Support placed on the IL-78 for unpaid services provided to the third-party leasing the IL-78 to the Company.  The Company believes that the lien and injunction are completely without merit based upon Victor Miller and Air 1 Flight Support being party to a settlement agreement between the parties including the third-party subject to the lien.  Victor Miller and Air 1 Flight Support subsequently filed a motion for contempt of court against the Company subsequent to the IL-78 having been relocated by a third-party to which the Company leases the IL-78, without the knowledge or assistance of the Company.  Victor Miller and Air 1 Flight Support subsequently filed a legal proceeding against the Company in Michigan in connection with the lien, which has resulted in a judgment against the Company. The Litigation between the parties was resolved in November, 2010, and the judgment against TADS and the lien against the IL-78 have been removed.

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

On September 7, 2010, Palm Beach County Circuit Court Judge Jack S. Cox ruled in favor of TADF and imposed additional findings and sanctions on Daniels, including but not limited to:

•	Since leaving TADF, Daniels has been actively participating in attempts to compete with TADF and has violated his non-compete agreement with TADF;
•
Daniels, acting individually or in concert with any company or entity he is directly or indirectly involved in, is immediately enjoined from and ordered to cease and desist and to refrain from engaging in any and all acts of competition with TADS;

•	Daniels’ non-compete agreement shall begin anew from September 7, 2010;
•	Daniels lied under oath at the March 25th, 2010 Court Hearing and continued to lie under oath at the September 7, 2010 hearing;
•	Daniels was found in Contempt of Court for having made false statements under oath;
•	Daniels was immediately sentenced to 5 months, 29 days in confinement at the Palm Beach County Jail, subject to being released after 2 days and being on probation for 5 months, 27 days;
•
In addition, the Court sanctioned Daniels by striking all of his pleadings because it found that Daniels set in motion a series of events and intentionally provided testimony for the purpose of hindering, delaying, and otherwise defeating the proper administration of justice.

In addition to the above, on May 7, 2010, Mr. Daniels filed an improper and frivolous Involuntary Chapter 7 Petition (the “Petition”) against the Company in the United States Bankruptcy Court for the Southern District of Florida, in an effort to circumvent the legitimate court process, by claiming non-payment of a promissory note that the Company contends in its litigation against Mr. Daniels was issued without proper consideration when Mr. Daniels was the President, Chief Executive Officer, and a Director of the Company. Upon notification to the Company on May 10, 2010 of this improper Petition, the Company requested and was granted an Emergency Hearing for May 14, 2010 in the United States Bankruptcy Court in the Southern District of Florida before Chief Justice Paul G. Hyman (the "Emergency Hearing"). On May 14, 2010, Chief Justice Paul G. Hyman dismissed the Involuntary Chapter 7 Petition by a signed Order granting an emergency Motion to Dismiss the Involuntary Chapter 7 Petition filed against the Company by Mr. Daniels.  In the Court Order, it was agreed that:

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

On July 20, 2010, the Company issued 2,500,000 restricted shares of Common Stock to David Perin per the terms of a settlement agreement between the Company and David Perin. A copy of the Settlement Agreement has been attached as an exhibit to our Form 10-Q for the period ending June 30, 2010 filed with the SEC on August 23, 2010 and incorporated herein by reference.

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

In August, 2010, the Company issued 55,576,481 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,258.85 including $34,000 of principle and $4,258.85 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 53,046,206 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $36,517.01 including $33,100.00 of principle and $3,417.01 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 12,836,118 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,836.38 including $8,000.00 of principle and $836.38 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 54,245,717 shares of unrestricted Common Stock to Joint Strategy Group in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,342.75 including $33,234.43 of principle and $4,108.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 50,219,529 shares of unrestricted Common Stock to Sean Sullivan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $34,571.12 including $30,500.00 of principle and $4,071.12 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 63,864,767 shares of unrestricted Common Stock to Venetian Investment Partners in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $43,964.51 including $38,787.21 of principle and $5,177.30 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 50,219,529 shares of unrestricted Common Stock to TCI Global Trading in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $34,571.12 including $30,500.00 of principle and $4,071.12 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 17,459,453 shares of unrestricted Common Stock to Venetian Investment Partners in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $12,019.09 including $10,603.71 of principle and $1,415.38 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to Juliana Hoyos Castellar in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 3,284,487 shares of unrestricted Common Stock to Amy Crystal in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,290.63 including $2,000.00 of principle and $290.63 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 2,463,366 shares of unrestricted Common Stock to Humberto De Armas in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to the Estella A. Korybut Irrevocable Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 2,463,366 shares of unrestricted Common Stock to Marla Lopez Garcia in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to the Revocable Living Trust Agreement of Michael M. Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 33,334,172 shares of unrestricted Common Stock to Fox Hollow Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,947.24 including $20,000.00 of principle and $2,147.24 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 32,395,947 shares of unrestricted Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,301.37 including $20,951.30 of principle and $1,350.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 11,050,838 shares of unrestricted Common Stock to Peter Maffitt in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $7,706.95 including $6,729.11 of principle and $977.84 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 7,390,097 shares of unrestricted Common Stock to Nathalie Zambrano in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $5,153.92 including $4,500.00 of principle and $653.92 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 3,095,843 shares of unrestricted Common Stock to Evan Pruzan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,145.32 including $2,000.00 of principle and $145.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 31,800,000 shares of unrestricted Common Stock to Brad Bingham in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $39,750.00 including $37,500.00 of principle and $2,250 of accrued interest, at a conversion price of $0.00125 subject to the terms of the Convertible Debenture

ITEM 3.                      DEFAULTUPON SENIOR SECURITIES

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

10.2	M&M Aircraft Acquisitions, Inc. Settlement Agreement dated August 31, 2010.

10.3	Employment Agreement with Renee Ferrer. (Attached as an exhibit to our Form 10-Q filed with the SEC on August 23, 2010 and incorporated herein by reference).

10.4	Employment Agreement with Tom Robinson. (Attached as an exhibit to our Form 10-Q filed with the SEC on August 23, 2010 and incorporated herein by reference).

10.5	Consulting Agreement with Wall Street Resources, Inc. dated August 17, 2010.

10.6	Consulting Agreement with MBC Consulting Corp. dated August 25, 2010.

10.7	Convertible Promissory Note issued to The Gary Fears Trust dated July 1, 2010. (Attached as an exhibit to our Form 10-Q filed with the SEC on August 23, 2010 and incorporated herein by reference).

10.8	Convertible Promissory Note issued to Alexis Korybut dated July 1, 2010. (Attached as an exhibit to our Form 10-Q filed with the SEC on August 23, 2010 and incorporated herein by reference).

10.9	Convertible Promissory Note issued to The Gary Fears Trust dated October 1, 2010.

10.10	Convertible Promissory Note issued to Alexis Korybut dated October 1, 2010.

10.11	Convertible Promissory Note issued to Tom Robinson dated October 1, 2010.

10.12	Convertible Promissory Note issued to Michael Cariello dated October 1, 2010.

10.13	Convertible Promissory Note issued to The Gary Fears Trust dated October 15, 2010.

10.14	Settlement Agreement with David Perin. (Attached as an exhibit to our Form 10-Q filed with the SEC on August 23, 2010 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2010, to be signed on its behalf by the undersigned on November 22, 2010  thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)