Form 10-K/A
period 2009-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2011-05-10
CIK 1077915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to

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
123 West Nye Lane, Suite 517 Carson City, Nevada 89706________________________________________________________________________ (Address of principal executive offices, including zip code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,728,153 based upon the closing price of our common stock which was $0.0036 on May 6, 2011.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to approximately 429,065,130 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 6, 2011 there were 2,297,996,560 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:                                                                                     None

Transitional Small Business Disclosure Format (Check one):                                                                                                           Yes  [   ]  No [ X ]

Note: This First Amended Form 10-K for the period ended December 31, 2009 has been filed in response to Securities and Exchange Commission comment letters received by the Company. Certain sections of this form have been amended in response to such above reference comment letters.

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

Our ability to provide flight training services focus on two major components; initial qualification flight training and advanced flight training, both of which consist of ground, and in the air flight training. In addition, we are preparing to perform other flight training support services as described herein.

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

Through its agreements with companies licensed by the U.S. Department of Justice (BATF) to import foreign weapons of war, TADS has the ability to provide unique Red Air aggressor aircraft, along with ILyushin IL-78’s available in the U.S. or the Ukraine.  These are the aircraft that are the actual fighter aircraft currently used substantially many of the former Soviet bloc countries and non-allied nations.

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

To the best of our knowledge, TADS, through its relationship with a supplier of Russian systems, is the only U.S. company able to provide and support Former Soviet Union joint-threat emitter systems in good working and overhauled condition, and as a result we believe we can provide a much more effective and value-added training experience to the U.S. and allied militaries.

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

Until recently, TADS had an exclusive lease agreement to operate the only ILyushin IL-78 refueling tanker aircraft available in the U.S. The IL-78 is used for mid-air refueling by most air forces in the world including Russia, most former Soviet republics, China, India, Pakistan, Cuba, Libya, Syria, and many others. The TADS IL-78 is the Midas version and is configured for mid-air refueling. It is capable of re-fueling at an airspeed exceeding 400 knots, and can deliver fuel to three aircraft simultaneously. In addition, the ILyushin aircraft are the only planes ever made for the purpose of aerial fire-fighting and water-bombing, and are recognized as far superior to any other aircraft in existence for this purpose. TADS hopes to provide the IL-78 for re-fueling during air combat training sessions and for contract re-fueling of U.S. military squadrons.

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

We are required to renew such patent applications and, as of the date of this filing, such applications have lapsed without renewal; however, we believe it can be renewed in a matter of weeks when needed. No assurance can be made that we will be awarded patents or that they will not be challenged. Moreover, no assurance can be made that competitors will not utilize similar procedures to privatize military aircraft.

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

Issuance of Common Stock to Plumtree Capital Management LLC

The Company issued 4,000,000 restricted shares of Common Stock to Plumtree Capital Management, LLC in July, 2008 as compensation for accrued and unpaid consulting fees and expenses through July 2008. Based upon a closing market price of the Company’s Common Stock on July 1, 2008, such shares maintained an approximate market value of $160,000; however, the true valuation of such shares is affected by the fact the shares were issued as restricted shares and therefore unable to be sold immediately in the open market. The Company issued 82,885,154 restricted shares of Common Stock to Plumtree Capital Management, LLC in April, 2009 as consideration for unpaid salary and expenses accrued from July 1, 2008 through April 15, 2009, and as consideration for a new employment agreement with the Company. Based upon a closing market price of the Company’s Common Stock on April 1, 2009, such shares maintained an approximate market value of $911,736; however, the true valuation of such shares is affected by the fact the shares were issued as restricted shares and therefore unable to be sold immediately in the open market. No registration rights were issued in connection with these shares.  These shares of Common Stock have subsequently been retired as per agreement between the Company and Plumtree Capital Management, LLC. Alexis C. Korybut, our current Chief Executive Officer, was, at the time of issuance, the Managing Member of Plumtree Capital Management, LLC and, again, at the time of issuance, our Vice President of Finance.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain information contained in this Annual Report on Form 10-K (this “Report” or “Quarterly Report”) includes forward-looking statements  expressed in good faith and based upon what we believe are reasonable assumptions, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

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

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the filing date of this Annual Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in their entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov)) which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this Annual Report.

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

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation ($)	Total ($)

Alexis Korybut	2009	120,000	-0-	75,000	-0-	-0-	-0-	-0-	195,000
Chief Executive Officer
Chief Financial Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman and former
Vice President

Michael Cariello	2009	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Chief Operating Officer
Secretary and former	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer

Mark Daniels	2009	90,000	-0-	100,000	-0-	-0-	-0-	-0-	190,000
Former Chief Executive
Officer and Chief	2008	250,000	-0-	131,250	-0-	-0-	-0-	-0-	381,250
Financial Officer

James O’Brien	2009	20,000	-0-	7,500	-0-	-0-	-0-	-0-	27,500
Former Chief Executive
Officer and Secretary	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Issuance of Shares of Common Stock to Executive Management and Directors

In connection with compensation agreements in 2008 and 2009, the Company issued the following shares of Common Stock in lieu of cash compensation for salary and incentive payments through December of 2009:

-	3,200,000 shares of Common Stock to Mr. Mark Daniels in 2007;
-	810,000 shares of Common Stock to Mr. Victor Miller in 2007;
-	405,000 shares of Common Stock to Mr. Fred Daniels in 2007;
-	2,400,000 shares of Common Stock to Mr. Victor Miller in February, 2008;
-	4,000,000 shares of Common Stock to Mr. Mark Daniels in 2008, which shares were subsequently retired;
-	1,000,000 shares of Common Stock to Mr. Charles DeAngelo in 2008;
-	1,100,000 shares of Common Stock to Mr. Fred Daniels in July, 2008;
-	1,000,000 shares of Common Stock to Mr. Donald Goldstein in September, 2008;
-	1,500,000 shares of Common Stock in the aggregate to Mr. Peter Maffitt in May and July, 2008;
-	52,500,000 shares of Common Stock to Mr. Mark Daniels in July, 2008;
-	4,000,000 of Common Stock to Mr. Alexis Korybut in July, 2008, which shares were subsequently retired ;
-	80,000,000 shares of Common Stock to Mr. Mark Daniels in April, 2009;
-	60,000,000 shares of Common Stock to Mr. Alexis Korybut in April, 2009, which shares were subsequently retired;
-	50,000,000 shares of Common Stock to Mr. Michael Cariello in March, 2010; and
-	50,000,000 shares of Common Stock to Mr. Alexis Korybut in March, 2010.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As disclosed in Item 5. Section (e) herein, the Company issued 4,000,000 restricted shares of Common Stock to Plumtree Capital Management, LLC in July, 2008 as compensation for accrued and unpaid consulting fees and expenses through July 2008. Based upon a closing market price of the Company’s Common Stock on July 1, 2008, such shares maintained an approximate market value of $160,000; however, the true valuation of such shares is affected by the fact the shares were issued as restricted shares and therefore unable to be sold immediately in the open market. The Company issued 82,885,154 restricted shares of Common Stock to Plumtree Capital Management, LLC in April, 2009 as consideration for unpaid salary and expenses accrued from July 1, 2008 through April 15, 2009, and as consideration for a new employment agreement with the Company. Based upon a closing market price of the Company’s Common Stock on April 1, 2009, such shares maintained an approximate market value of $911,736; however, the true valuation of such shares is affected by the fact the shares were issued as restricted shares and therefore unable to be sold immediately in the open market. No registration rights were issued in connection with these shares.  These shares of Common Stock have subsequently been retired as per agreement between the Company and Plumtree Capital Management, LLC. Alexis C. Korybut, our current Chief Executive Officer, was, at the time of issuance, the Managing Member of Plumtree Capital Management, LLC and, again, at the time of issuance, our Vice President of Finance.

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

Date: May 10, 2011

Signature	Title	Date

/s/ Alexis Korybut		May 10, 2011
Alexis Korybut	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)