Form 10-Q/A
period 2010-09-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2011-05-10
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Amendment No. 1
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

TACTICAL AIR DEFENSE SERVICES, INC.

Nevada		88-0455809
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
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

2,987,935,294 common shares outstanding, $0.001 par value, as of May 9, 2011

Note: This First Amended Form 10-Q for the period ended September 30, 2010 has been filed in response to Securities and Exchange Commission comment letters received by the Company. Certain sections of this form have been amended in response to such above reference comment letters.

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q (this “Report” or “Quarterly Report”) includes forward-looking statements  expressed in good faith and based upon what we believe are reasonable assumptions, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

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

On December 15, 2006 (the “Closing Date”), TADS and three of its wholly-owned subsidiaries, Resource Financial Aviation Holdings Inc., OneSource Aviation Acquisition Inc. and Genesis Aviation Acquisition Inc., each a Nevada corporation (the “TADS Subsidiaries”) acquired substantially all of the assets of AeroGroup Incorporated (“Aero or AeroGroup”), a Utah corporation, and its three wholly owned subsidiaries, OneSource Acquisition, Inc., Genesis Acquisition, Inc. and Resource Financial Holding Acquisition, Inc., each a Delaware corporation (the “AeroGroup Subsidiaries” and, collectively with AeroGroup Incorporated, “AeroGroup”), pursuant to an Asset Purchase Agreement dated July 14, 2006, as amended (the “Asset Purchase Agreement”) and in consideration of the acquisition issued stock and assumed certain indebtedness and other obligations under various warrants, a real property sublease, government and non-government aviation contracts and certain other contracts of AeroGroup (the “AeroGroup Acquisition”). As a result of the asset purchase, the Company became a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services.

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

Aero is a Utah corporation, which was incorporated on July 31, 1984 under the name Diversified Resources Group, Inc. Aero was a provider of outsourced military fighter jet pilot training to military personnel, including certain flight support services. Effective January 1, 2006, Aero became a development stage company as it was devoting all of its present efforts to securing and establishing new business.

Although the Company is actively pursuing potential business contracts, at the current time, the Company does not have any active contracts and cannot guarantee that it will be awarded any contracts in the future.

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

On December 15, 2006, TADS acquired substantially all of the assets of Aero and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of Aero. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2010. However, management also believes that it still needs substantial additional capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, maintenance training, aerial fire-fighting, disaster relief services, and other aerial services. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

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

Conversion of Notes and Exercise of Warrants

Conversion of Notes and Exercise of Warrants

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Cassio Ismael in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Marcela Alvarez in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In March, 2010, the Company issued 2,324,356 shares of unrestricted Common Stock to Jessica Buitrago in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In April, 2010, the Company issued 33,570,797 shares of unrestricted Common Stock to the Estella A. Korybut Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $23,110.14, including $20,000 of principle and $3,110.14 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In April, 2010, the Company issued 16,785,399 shares of unrestricted Common Stock to the Michael Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $11,555.07, including $10,000 of principle and $1,555.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In April, 2010, the Company issued 15,615,324 shares of unrestricted Common Stock to Jamie Goldstein in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $10,749.59 including $10,000 of principle and $749.59 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In May, 2010, the Company issued 38,335,351 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $26,390.06 including $24,187.35 of principle and $2,202.71 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In May, 2010, the Company issued 75,556,581 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,013.15 including $47,500.00 of principle and $4,513.15 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In May, 2010, the Company issued 76,397,762 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,592.22 including $48,000.00 of principle and $4,592.22 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In June, 2010, the Company issued 7,002,111 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc. in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $4,820.25 including $4,390.14 of principle and $430.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In July, 2010, the Company issued 12,500,267 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc. in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,605.18 including $7,740.00 of principle and $865.18 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In July, 2010, the Company issued 27,298,139 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $18,792.04 including $16,897.65 of principle and $1,894.39 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In July, 2010, the Company issued 36,348,730 shares of unrestricted Common Stock to Venetian Investment Partners LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $25,022.47 including $22,500.00 of principle and $2,522.47 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In July, 2010, the Company issued 30,017,511 shares of unrestricted Common Stock to Drae Holdings LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $20,664.05 including $18,625.00 of principle and $2,039.05 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In July, 2010, the Company issued 40,291,962 shares of unrestricted Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $27,736.99 including $25,000.00 of principle and $2,736.99 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In July, 2010, the Company issued 12,500,994 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,605.68 including $7,704.00 of principle and $901.68 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In August, 2010, the Company issued 15,943,242 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $10,975.33 including $9,793.65 of principle and $1,181.68 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In August, 2010, the Company issued 55,576,481 shares of unrestricted Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,258.85 including $34,000 of principle and $4,258.85 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In September, 2010, the Company issued 53,046,206 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $36,517.01 including $33,100.00 of principle and $3,417.01 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In September, 2010, the Company issued 12,836,118 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,836.38 including $8,000.00 of principle and $836.38 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In September, 2010, the Company issued 54,245,717 shares of unrestricted Common Stock to Joint Strategy Group in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,342.75 including $33,234.43 of principle and $4,108.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In September, 2010, the Company issued 50,219,529 shares of unrestricted Common Stock to Sean Sullivan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $34,571.12 including $30,500.00 of principle and $4,071.12 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In September, 2010, the Company issued 63,864,767 shares of unrestricted Common Stock to Venetian Investment Partners in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $43,964.51 including $38,787.21 of principle and $5,177.30 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In September, 2010, the Company issued 50,219,529 shares of unrestricted Common Stock to TCI Global Trading in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $34,571.12 including $30,500.00 of principle and $4,071.12 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In September, 2010, the Company issued 17,459,453 shares of unrestricted Common Stock to Venetian Investment Partners in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $12,019.09 including $10,603.71 of principle and $1,415.38 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

Issuance of Common Stock

 Issuance of Common Stock to ZA Consulting

The Company issued 20,000,000 restricted shares of Common Stock to ZA Consulting, Inc. in May, 2010, as consideration for investor relations services and related consulting services valued at $100,000.

Issuance of Common Stock to Phillip Scott

In March 2010, the Company entered into a Settlement and Release Agreement with DS Enterprises, Inc. (“DSE”) in connection with an unpaid convertible promissory note.  The Company issued 45,805,758 unrestricted shares of Common Stock to Phillip Scott in March, 2010 per the terms of a settlement agreement between the Company and DS Enterprises as full and complete settlement of all claims held by DSE against the Company. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

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

Issuance of Common Stock to David Perin

The Company issued 2,500,000 unrestricted shares of Common Stock to David Perin in July, 2010 per the terms of a settlement agreement between the Company and David Perin. No registration rights were issued in connection with these shares. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

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

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to Juliana Hoyos Castellar in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 3,284,487 shares of unrestricted Common Stock to Amy Crystal in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,290.63 including $2,000.00 of principle and $290.63 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 2,463,366 shares of unrestricted Common Stock to Humberto De Armas in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to the Estella A. Korybut Irrevocable Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 2,463,366 shares of unrestricted Common Stock to Marla Lopez Garcia in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to the Revocable Living Trust Agreement of Michael M. Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 33,334,172 shares of unrestricted Common Stock to Fox Hollow Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,947.24 including $20,800.00 of principle and $2,147.24 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 32,395,947 shares of unrestricted Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,301.37 including $20,000.00 of principle and $2,301.37 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 11,050,838 shares of unrestricted Common Stock to Peter Maffitt in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $7,706.95 including $6,729.11 of principle and $977.84 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 7,390,097 shares of unrestricted Common Stock to Nathalie Zambrano in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $5,153.92 including $4,500.00 of principle and $653.92 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 3,095,843 shares of unrestricted Common Stock to Evan Pruzan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,145.32 including $2,000.00 of principle and $145.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 31,800,000 shares of unrestricted Common Stock to Brad Bingham in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,702.05 including $37,500.00 of principle and $1,202.05 of accrued interest, at a conversion price of $0.00125 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

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

Other than those described herein, as of the date of this Report, TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than those described herein.

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

In addition, certain statements made in this report may constitute forward-looking statements. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Forward-looking statements are only predictions.  The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW AND PLAN OF OPERATION

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation that offers air-combat training, aerial refueling, aircraft maintenance training, disaster relief services, and other Aerospace/Defense services to the United States and Foreign militaries and agencies. TADS is certified by the United States Government as a private-sector military contractor and has been granted the required security clearances. The Company is currently a developmental stage company with limited current business operations, no active contracts in operation and uncertain viability.

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

In order to meet present and future military, environmental, and financial threats, the United States and its allies has been forced to continue to commit billions of dollars to training, preparedness, and execution. These needs cannot be met without the support of the private-sector. We believe that there is currently no other private-sector contractor which has the potential capabilities to adequately fulfill these diverse and urgent demands, and we believe that TADS, through its current management and business contacts and relationships, has the potential ability to negotiate future contracts and business relationships in order to provide access to the aircraft, personnel, and operational skills necessary to claim a portion of this rapidly growing and highly-profitable market for diverse air support services. Although the Company believes it has the potential ability to negotiate such future contracts and business relationships, the Company does not currently have any such active contracts and it cannot be assured that it will be awarded any such contracts in the future.

We are currently pursuing and negotiating for the acquisition of maintenance and air training contracts with both the United States Department of Defense and various foreign militaries, but for security purposes, cannot disclose the countries with which we are engaged in discussions or bids. We believe that our most likely future revenues will come from foreign military training, both air and maintenance. The contracts that we are pursuing can be executed with or without planes or other physical assets, but the acquisition of planes and equipment would greatly enhance our ability to capture more and larger contracts.  As disclosed below, we are currently engaged in litigation to secure certain aircraft and parts that we believe have been improperly interfered with by third parties.  We have been pursuing this remedy diligently and although we believe that we will prevail and will successfully acquire the assets, the timing is uncertain as is the eventual outcome. Although we believe we will prevail in the acquisition of such assets, we are currently exploring other opportunities to acquire military aircraft and other military assets in order to further our business strategy. In order to acquire any such military assets, the Company would either need to lease such assets with the requirement of an upfront payment of a minimal security deposit, or purchase such assets. In either lease or purchase scenario, the Company would need additional funding and is currently exploring asset-based financing for the assets which it is contemplating purchasing and/or leasing, although it cannot give assurances that any such funding will be available to the Company for such use.

Air Combat Training

Air combat training exercises are currently conducted by the training commands of the United States Air Force, United States Navy, and of most of our NATO and foreign allies. We believe neither the U. S. Department of Defense (the “DoD”) nor its allies have sufficient personnel, support equipment, or access to foreign enemy type aircraft, to meet current demand. In many instances our European allies have neither the facilities nor the extensive airspace required for fighter combat training or fighter bomber training that we hope to provide.

TADS believes it will be able to provide the armed forces of the U.S. and its allies with a vast array of training services and support functions including, but not limited to air combat instruction and tactical training, actual aggressor simulated combat, classroom instruction, and airspace scheduling, fueling, aircraft spare parts support, aircraft maintenance and aircraft maintenance training.

Air combat simulation exercises are currently conducted by the training commands of the United States Air Force, United States Navy, and of most of our NATO, and foreign allies. We believe neither the DoD nor its allies have sufficient training and support equipment and personnel to meet current demand. In many instances, our European allies have neither the facilities nor the extensive airspace required for fighter combat training or fighter bombing training that TADS believes it can provide.

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft would require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

Our current proposed flight training services focus on two major components; initial qualification flight training and advanced flight training, both of which consist of ground, and in air flight training. In addition, we are preparing to perform other flight training support services as described herein.

Initial Qualification Flight Training

Initial qualification flight training consists of the training of military pilots that have only recently become qualified in their aircraft and of more experienced pilots returning for recurrency training. Initial qualification flight training involves aircraft specific flight theory, flight maneuvers, aerodynamics and emergency in flight procedures as they relate to combat in a specific aircraft. Pilots and other crew members are also trained in cockpit resource management, which focuses on division of duties between pilot and co-pilot and utilization of resources within the aircraft cockpit to complete the flight plan and address emergencies. Initial qualification training involves many hours of classroom instruction in aircraft systems operations, air-to-air flight maneuvers, tactics, formation flying, instrument training and air-to-ground tactics. In flight instruction is generally provided only once the pilot has shown proficiency in ground instruction and flight simulator instruction.

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft would require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

Advanced  Flight Training

Advanced flight training focuses on combat and other advanced maneuvers and is conducted after the pilot completes initial qualification training and returns to a “full service” training facility where he is provided refresher or upgrade training to sharpen his or her combat skills. We intend to focus the training venue on approved overseas customers and NATO customers who would use our accessible facilities and ranges to qualify, in some cases, and re-qualify in other cases in specific combat skills like air-to-air, air-to-ground, electronic countermeasure training, air-refueling training, and other advanced maneuvers.

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft would require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Through its past and present relationships with companies licensed by the U.S. Department of Justice (BATF) to import foreign weapons of war, TADS believes it can provide unique Red Air aggressor aircraft, along with ILyushin IL-78’s available in the U.S. or the Ukraine.  These are the aircraft that are the actual fighter aircraft currently used substantially many of the former Soviet bloc countries and non-allied nations.

In connection with contracts to provide adversary combat aircraft to the U.S. military, TADS believes it can supply various support services such as adversary pilots, spare parts, service and maintenance of the adversary aircraft, tactical training, actual aggressor simulated combat, and classroom instruction.

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft would require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

As a result, there is a backlog of allied countries that have purchased F-16’s and other U.S. fighter aircraft, and that have immediate and ongoing need for air combat training. TADS believes they are able to offer to foreign militaries actual combat training from highly experienced U.S. fighter pilots, classroom training, and parts, service, and maintenance protocols for their aircraft. TADS also believes it has the capability to either train on foreign soil and foreign military bases to fulfill multi-year contracts, or to provide a turn-key solution by hosting foreign militaries on U.S. soil, and therein provide not only pilots, training protocols, and parts, service, and maintenance, but also the air-bases, bombing ranges, fueling services, housing requirements, etc.

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft would require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although the Company believes it has the resources available to it to pursue such air to air refueling contracts, the Company does not anticipate being awarded any such contracts in the near future.

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

Due to the escalating forest fire crisis in the Western U.S., and the unique capabilities and exclusivity of its ILyushin aircraft, prior to cancellation of its exclusive lease, TADS had been exploring opportunities with State and Federal agencies in connection with providing aerial fire-fighting services to combat the seemingly ever-growing devastation of forest fires. Although the Company believes it has the resources available to it to pursue such aerial firefighting contracts, the Company does not anticipate being awarded any such contracts in the near future.

Specialty Aerial Services

In addition to its use as an air refueling aircraft and as an aerial fire-fighter, the unique characteristics of the IL-78 make it extremely desirable for a number of specialty aerial services.

The IL-78 aircraft is a versatile workhorse that can be configured for heavy cargo and used for the transport of military vehicles, heavy equipment, and commercial air cargo services. The IL-78 has unique performance capabilities and is famous for its ability to operate in extreme conditions and from marginal landing areas.

Although the Company believes it has the resources available to it to pursue such specialty contracts, the Company does not anticipate being awarded any such contracts in the near future.

Current Asset Status

On May 18, 2010 the Company signed a lease agreement with Air Support Systems, LLC. As consideration for the lease option, TADS issued Air Supports Systems, LLC a one-time up-front fee consisting of 10,000,000 shares of the Company’s restricted common stock. The lease provides TADS an exclusive one year period in which to lease and utilize the aircraft in exchange for: (i) a fee equal to fifty (50%) percent of the operating profits of any contract, where operating profits equals the gross cash receipts derived from a contract minus the direct expenses of operating said contract; (ii) a fee equal to fifty (50%) percent of the fee paid to TADS in connection with any off-loaded fuel for which TADS is paid in connection with a contract for air-to-air refueling; and (iii) TADS and Air Support Systems, LLC shall agree upon a minimum monthly, quarterly, or annual fee amount, as the case may be, on a case-by-case basis, relevant to the type and terms of the particular aircraft under lease and the related contract. A copy of the Lease Option Agreement was attached as an exhibit to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference.

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines.  Approximately $2,000,000 is required to complete the purchase of the assets under the M&M Agreement and the Company believes the ability to raise financing to cover such acquisition costs is good, however, as of the date of this amended Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot move forward on any financing until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. Despite the legal hurdles, the Company is currently exploring a number of financing proposals for the funding of the acquisition of the assets. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. A copy of the M&M Aircraft Settlement Agreement and Release has been attached as an exhibit hereto and incorporated herein by reference. However, although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

The Company is currently exploring other opportunities to acquire military aircraft and other military assets in order to further its business strategy. In order to acquire any such military assets, the Company would either need to lease such assets with the requirement an upfront payment of a minimal security deposit, , or purchase such assets, In either lease or purchase scenario, the Company would need additional funding and is currently exploring asset-based financing for the assets which it is contemplating purchasing and/or leasing, although it cannot give assurances that any such funding will be available to the Company for such use.

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
Hiring of additional employees and independent contractors to fulfill potential contracts.

Total current judgments outstanding against the Company described more fully in Part II; Item 1. Legal Proceedings total approximately $3,270,422 plus accrued interest. Considering the overall current legal proceedings described more fully in Part II; Item 1. Legal Proceedings and those specific to the acquisition of assets under the M&M Agreement described above in Part I.; Item 2. Management’s Discussion and Analysis or Plan of Operations; Overview and Plan of Operation; Current Asset Status, the Company has and expects to continue to expend significant funds on legal expenses.  Legal expenses have been a burden upon the liquidity of the company since early 2010, and continue to be so, although we believe a portion of these expenses will be greatly reduced in the coming year as the litigation is anticipated to be resolved within that time frame. Considering the importance of some of the current litigation to the Company, although it is an expense that we would prefer not to incur, our management believes that it is a necessary expense and we believe we can obtain financing to continue to fund the litigation.  In connection with the Searock judgments against the Company, it is the Company’s position that it will be overturned on appeal in light of both the evidence and the fact that the Company did not receive proper notice of impending litigation and was not able to present any defense, and as such, until such time as final determinations by the courts have been made, we do not expect these judgments against the Company to affect our liquidity.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its current and execute its proposed operations without raising additional capital.  We presently do not have any immediately available credit, bank financing or other external sources of liquidity.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

As of the date of this amended report, we are currently pursuing approximately $400,000 of short term financing in order to (i) help satisfy our immediate liquidity needs, and (ii) lease certain military aircraft that we believe will begin to generate revenue and earnings such that it will cover a material portion of our broader and future liquidity needs. Considering the $2,000,000 in estimated capital required to complete the purchase of the assets under the M&M Agreement and the legal expenses associated with the M&M Agreement and those required to defend against the approximately $3,270,422 plus accrued interest in judgments against us, the $400,000 in potential immediate financing will not completely satisfy our current liquidity needs. We are also pursuing a number of contracts that we believe will generate revenues and earnings to cover any outstanding liquidity shortfall. In addition, although we can make no guarantees, we believe that the current M&M litigation for the related aircraft and parts will be settled in our favor, and that the acquisition of said assets will greatly change the liquidity prospects of the Company due to either putting such aircraft to work on contract or by selling the assets at a significant premium to the price that the Company will have paid for such assets.

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

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2010, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were originally described in the Company’s Form 10-K for the period ending December 31, 2009 and are again outlined below:

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting. However, due to the limited personnel and financial resources available to the Company at this time, the Company has been unable to ameliorate such weaknesses in our disclosure controls and procedures.

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

On September 7, 2010, Palm Beach County Circuit Court Judge Jack S. Cox ruled in favor of TADF and imposed additional findings and sanctions on Daniels, including but not limited to:

-	Since leaving TADF, Daniels has been actively participating in attempts to compete with TADF and has violated his non-compete agreement with TADF;
-
Daniels, acting individually or in concert with any company or entity he is directly or indirectly involved in, is immediately enjoined from and ordered to cease and desist and to refrain from engaging in any and all acts of competition with TADS;

-	Daniels’ non-compete agreement shall begin anew from September 7, 2010;
-	Daniels lied under oath at the March 25th, 2010 Court Hearing and continued to lie under oath at the September 7, 2010 hearing;
-	Daniels was found in Contempt of Court for having made false statements under oath;
-	Daniels was immediately sentenced to 5 months, 29 days in confinement at the Palm Beach County Jail, subject to being released after 2 days and being on probation for 5 months, 27 days;
-
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

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to Juliana Hoyos Castellar in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 3,284,487 shares of unrestricted Common Stock to Amy Crystal in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,290.63 including $2,000.00 of principle and $290.63 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 2,463,366 shares of unrestricted Common Stock to Humberto De Armas in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to the Estella A. Korybut Irrevocable Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 2,463,366 shares of unrestricted Common Stock to Marla Lopez Garcia in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 54,194,041 shares of unrestricted Common Stock to the Revocable Living Trust Agreement of Michael M. Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 33,334,172 shares of unrestricted Common Stock to Fox Hollow Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,947.24 including $20,000.00 of principle and $2,147.24 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 32,395,947 shares of unrestricted Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,301.37 including $20,951.30 of principle and $1,350.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 11,050,838 shares of unrestricted Common Stock to Peter Maffitt in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $7,706.95 including $6,729.11 of principle and $977.84 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 7,390,097 shares of unrestricted Common Stock to Nathalie Zambrano in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $5,153.92 including $4,500.00 of principle and $653.92 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 3,095,843 shares of unrestricted Common Stock to Evan Pruzan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,145.32 including $2,000.00 of principle and $145.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

In October, 2010, the Company issued 31,800,000 shares of unrestricted Common Stock to Brad Bingham in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $39,750.00 including $37,500.00 of principle and $2,250 of accrued interest, at a conversion price of $0.00125 subject to the terms of the Convertible Debenture. The shares were issued as unrestricted shares as a result of conversions of historically issued convertible promissory notes that fulfilled the requirements of Rule 144.

ITEM 3.                      DEFAULTUPON SENIOR SECURITIES

None.

ITEM 4.                      REMOVED AND RESERVED

None.

ITEM 5.                      OTHER INFORMATION

On July 20, 2010 Mart Martin was appointed to the Company’s Board of Advisors.Mr. Martin has developed invaluable insight, experience, and relationships within the U.S. and international intelligence services and with many foreign governments connected to TADF’s business expansion activities.

ITEM 6.                      EXHIBITS

Exhibit #	Title

3.1	Articles of Incorporation and all amendment to date thereto.

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

10.1
Aircraft Lease Option Agreement with Air Support Systems, LLC (Attached as an exhibit to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference).

10.2
M&M Aircraft Acquisitions, Inc. Settlement Agreement dated August 31, 2010. (Attached as an exhibit to our Form 10-Q for the period ending September 31, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

10.3	Employment Agreement with Renee Ferrer. (Attached as an exhibit to our Form 10-Q filed with the SEC on August 23, 2010 and incorporated herein by reference).

10.4	Employment Agreement with Tom Robinson. (Attached as an exhibit to our Form 10-Q filed with the SEC on August 23, 2010 and incorporated herein by reference).

10.5
Consulting Agreement with Wall Street Resources, Inc. dated August 17, 2010. (Attached as an exhibit to our Form 10-Q for the period ending September 31, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

10.6
Consulting Agreement with MBC Consulting Corp. dated August 25, 2010. (Attached as an exhibit to our Form 10-Q for the period ending September 31, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

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

10.9
Convertible Promissory Note issued to The Gary Fears Trust dated October 1, 2010. (Attached as an exhibit to our Form 10-Q for the period ending September 31, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

10.10
Convertible Promissory Note issued to Alexis Korybut dated October 1, 2010. (Attached as an exhibit to our Form 10-Q for the period ending September 31, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

10.11
Convertible Promissory Note issued to Tom Robinson dated October 1, 2010. (Attached as an exhibit to our Form 10-Q for the period ending September 31, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

10.12
Convertible Promissory Note issued to Michael Cariello dated October 1, 2010. (Attached as an exhibit to our Form 10-Q for the period ending September 31, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

10.13
Convertible Promissory Note issued to The Gary Fears Trust dated October 15, 2010. (Attached as an exhibit to our Form 10-Q for the period ending September 31, 2010 filed with the SEC on November 22, 2010 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amended Quarterly Report on Form 10-Q for the period ended September 30, 2010, to be signed on its behalf by the undersigned on May 10, 2011 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)