Form 10-K
period 2010-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2011-05-13
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File No. 000-29735
___________________________

TACTICAL AIR DEFENSE SERVICES, INC.

Nevada		88-0455809
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
123 West Nye Lane, Suite 517
Carson City, Nevada 89706
(Address of principal executive offices)

(775) 888-6744
(Issuer’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ___Yes   X_No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ___Yes_X_No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_Yes    ___No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ___Yes_X_No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                      ___                                Accelerated filer                                                                ___
Non-accelerated filer                                                      ___                                  Smaller reporting company                                             _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No_X_

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,438,524 based upon the closing price of our common stock which was $.004 on May 11, 2011.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to approximately 138,303,209 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 13, 2011, there were 2,997,935,294 shares of our common stock outstanding.

Documents Incorporated by Reference:                                                                                     None

Tactical Air Defense Services, Inc.

Annual Report on Form 10-K

Table of Contents

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Removed & Reserved)
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
Part III
Item 10. Directors, Executive Officers, and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Part IV
Item 15. Exhibits, Financial Statement Schedules
Signatures

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

Item 1. Description of Business

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

TADS believes it is able to provide the armed forces of the U.S. and its allies with a vast array of training services and support functions including, but not limited to air combat instruction and tactical training, actual aggressor simulated combat, classroom instruction, and airspace scheduling, fueling, aircraft spare parts support, aircraft maintenance and aircraft maintenance training.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines.  Approximately $2,000,000 is required to complete the purchase of the assets under the M&M Agreement and the Company believes the ability to raise financing to cover such acquisition costs is good, however, as of the date of this report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot move forward on any financing until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. Despite the legal hurdles, the Company is currently exploring a number of financing proposals for the funding of the acquisition of the assets. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. A copy of the M&M Aircraft Settlement Agreement and Release has been attached as an exhibit hereto and incorporated herein by reference. However, although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

Customers and Competition

The capabilities of companies which provide similar services are limited. Typically, our competitors operate a small number of older-generation aircraft. They therefore generally neither have the aircraft required to fulfill the current contracts in the awards process, and nor do they have the infrastructure necessary should they be awarded a contract. TADS believes that its ability to procure, support, and maintain military aircraft and ground-threat support equipment, either though itself or by partnering with similar service providers, gives it a distinct advantage over the competition.

We are dependent on a small, limited pool of customers for our services. The Company’s aerial training and air refueling services will only be requested, if at all, by United States and allied military agencies with specific needs, and by contractors for these services who sub-contract to us.

The contract procurement process is lengthy and the government military organizations and the State and Federal agencies that are our primary target customers are often delayed and cautious when issuing contracts such as those we pursue. These customers have strict regulations and policies with respect to procuring services from private-sector companies for fulfillment of their contracts. In addition, unless no other competitors are available, the contracts we target are generally required to request bids before awarding contracts. While we believe, based on our experience, very few other entities are currently able to provide most of these services, no assurance can be made that new entities with more resources than us will enter into this business.

The Company’s business is dependent on our ability to bid for, negotiate, secure, and perform under specialized government and agency contracts. We have in the past been awarded a number of service contracts, and we are in various stages of discussions for the awarding of additional service contracts related to our services described herein, although no assurances can be given that these discussions will lead to the awarding of additional contracts.

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

Our potential aircraft operations will also be subject to all regulations of the Federal Aviation Administration that relate to civil “experimental” aircraft, and will be subject to special airworthiness standards and operating procedures of the Federal Aviation Administration. Additionally, our pilots, instructors and mechanics also must generally be appropriately certified to perform their duties by the Federal Aviation Administration and are required to comply with strict recurrency flight and ground training rules along with medical certification for pilots.

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

Employees

As of December 31, 2010, we have two full time employees. In addition, we hire independent contractor labor for executive management, legal, accounting and other administrative functions, on an as needed basis.

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

Item 2. Description of Properties

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

Item 4. (Removed and Reserved)

PART II

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information.

The common stock of the Company, $.001 par value, is currently traded over the counter and is listed on the OTC Pink Sheets under the symbol "TADF" The availability of historical trading prices of our common stock is limited, with periods of little or no trading activity. The following table sets forth the available approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented are adjusted to reflect splits in our common stock and reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

2010	Low	High
First Quarter	0.0011	0.003
Second Quarter	0.0025	0.0308
Third Quarter	0.0035	0.0084
Fourth Quarter	0.0019	0.005

2009	Low	High
First Quarter	$0.011	$0.08
Second Quarter	0.001	0.048
Third Quarter	0.0013	0.0033
Fourth Quarter	0.0013	0.0025

On May 11, 2011 the closing quotation for our common stock was $0.004 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

As of May 11, 2011, there were approximately 217 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

(d) Securities authorized for issuance under equity compensation plans

The Company does not currently maintain any stock option plan, whether approved by shareholders or otherwise, however, the Company does, on occasion issue equity or options as compensation to consultants and employees. Additional detailed information relating to stock and option grants during 2010 can be found below in “Item 11, Executive Compensation” and Item 5(e) “Recent sales of unregistered securities”, the provisions of which are incorporated herein.

(e) Recent sales of unregistered securities.

Convertible Debentures

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

On December 31, 2010, the Company issued a Convertible Debenture in a principle amount of $176,108.00 to GFMB LLC as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 234,754,123 shares of Common Stock at a conversion price of $0.00075 per share.

Conversion of Notes and Exercise of Warrants

In October, 2010, the Company issued 54,194,041 shares of Common Stock to Juliana Hoyos Castellar in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 3,284,487 shares of Common Stock to Amy Crystal in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,290.63 including $2,000.00 of principle and $290.63 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 2,463,366 shares of Common Stock to Humberto De Armas in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of Common Stock to the Estella A. Korybut Irrevocable Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 2,463,366 shares of Common Stock to Marla Lopez Garcia in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 33,334,172 shares of Common Stock to Fox Hollow Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,947.24 including $20,000.00 of principle and $2,147.24 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 32,395,947 shares of Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,301.37 including $20,951.30 of principle and $1,350.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 11,050,838 shares of Common Stock to Peter Maffitt in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $7,706.95 including $6,729.11 of principle and $977.84 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 7,390,097 shares of Common Stock to Nathalie Zambrano in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $5,153.92 including $4,500.00 of principle and $653.92 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 3,095,843 shares of Common Stock to Evan Pruzan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,145.32 including $2,000.00 of principle and $145.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 31,800,000 shares of Common Stock to Brad Bingham in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,702.05 including $37,500.00 of principle and $1,202.05 of accrued interest, at a conversion price of $0.00125 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 75,754,123 shares of Common Stock to Alexis Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,149.14 including $46,128.43 of principle and $6020.71 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of Common Stock to the Revocable Living Trust Agreement of Michael M. Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In December, 2010, the Company issued 129,341,862 shares of Common Stock to CTBMB LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $89,038.94 including $76,728.71 of principle and $12,310.23 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In December, 2010, the Company issued 95,208,361 shares of Common Stock to Black Ridge Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $65,541.44 including $56,400.00 of principle and $9141.44 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

Issuance of Common Stock

The Company issued 14,000,000 shares of Common Stock to Mr. Alexis Korybut in October, 2010 as additional compensation. No registration rights were issued in connection with these shares.  The shares were valued at $32,200.

The Company issued 3,750,000 shares of stock to Susan Jackson in December of 2010, at a purchase price of $0.004 per share for a total consideration of $15,000, subject to the terms of a securities purchase agreement.  No registration rights were issued in connection with these shares.

The Company issued 1,250,000 shares of stock to Sunburst Holdings Ltd in December of 2010, at a purchase price of $0.004 per share for a total consideration of $5,000, subject to the terms of a securities purchase agreement.  No registration rights were issued in connection with these shares.

The Company issued 20,000,000 shares of stock to Brad Bingham in December of 2010 as payment of accrued legal fees. No registration rights were issued in connection with these shares.  The shares were valued at $20,000.

The Company issued 20,000,000 shares of stock to Gregory Broms in December of 2010 as an incentive for a loan to the Company.  No registration rights were issued in connection with these shares.  The shares were valued at $20,000.

Pursuant to a Securities Purchase Agreement, in December, 2010, the Company sold 3,750,000 shares of Common Stock to one investor at a purchase price of $0.004 per share. The gross proceeds of the offering totaled $15,000.

Pursuant to a Securities Purchase Agreement, in December, 2010, the Company sold 1,250,000 shares of Common Stock to one investor at a purchase price of $0.004 per share. The gross proceeds of the offering totaled $5,000.

The Company reasonably believes that all of the issuances of securities described above were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor had a pre-existing relationship with the Company and/or represented that it had the financial wherewithal, knowledge and sophistication to invest in the securities of the Company.  In addition, each recipient represented that they are acquiring the securities as an investment only and not with a view towards distribution of the same to the public.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  Finally, all securities issued were either restricted with an appropriate restrictive legend on certificates for shares, notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, or were issued pursuant to an exemption provided under Rule 144.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Results of Operations

Revenues

	Year Ended December 31

	2010	2009

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2010 or for the year ended December 31, 2009.

Net Profit (Loss).

	Year Ended December 31

	2010	2009

Net Profit (Loss)	($1,330,332)	($633,600)

For the year ended December 31, 2010, we sustained net losses of $1,330,332 as compared with a net loss of $633,600 for the year ended December 31, 2009.  The increase in net loss is attributed to increased costs associated with general and administrative expenses and an element of compensatory stock issuance.

Liquidity and Capital Resources

As at December 31, 2010, the Company had total assets of $165,168. There were liabilities of $1,689,003 comprised of $154,500 in accounts payable and $1,543,503 in long term debentures. Assets of $165,165 and liabilities of $1,698,003 resulted in a working capital deficiency of $1,532,835. The Company reported total stockholders’ deficit of $1,532,835 at December 31, 2010. We anticipate that our current cash on hand of $168 as of December 31, 2010 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the year ended December 31, 2011, the Company believes that it will expend funds on the following:

-	Expenses related to the acquisition of potential contracts;
-	Leasing and refurbishment of certain military aircraft and equipment;
-	Leasing and refurbishment of training facilities to fulfill potential contracts; and
Hiring of additional employees and independent contractors to fulfill potential contracts.

Total current judgments outstanding against the Company total approximately $3,270,422 plus accrued interest. Considering the overall current legal proceedings and those specific to the acquisition of assets under the M&M Agreement, the Company has and expects to continue to expend significant funds on legal expenses.  Legal expenses have been a burden upon the liquidity of the company since early 2010, and continue to be so, although we believe a portion of these expenses will be greatly reduced in the coming year as the litigation is anticipated to be resolved within that time frame. Considering the importance of some of the current litigation to the Company, although it is an expense that we would prefer not to incur, our management believes that it is a necessary expense and we can obtain financing to continue to fund the litigation.  In connection with the Searock judgments against the Company, it is the Company’s position that it will be overturned on appeal in light of both the evidence and the fact that the Company did not receive proper notice of impending litigation and was not able to present any defense, and as such until such time as final determinations by the courts have been made, we do not expect these judgments against the company to affect our liquidity.

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

As disclosed in our Form 8-K filed on April 28, 2011, on April 1, 2011, the Company entered into a Letter of Intent (the “LOI”) with Cornucopia, Ltd. (“Cornucopia”) to provide up to $1,000,000 in possible financing to the Company.  On April 25, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornucopia, Ltd. to provide an initial financing of $400,000, payable in two separate financing tranches of $200,000 each, with the first tranche closed and funded upon execution of the SPA. Pursuant to the terms of the SPA, the Company expects to close the second tranche of the additional $200,000 in financing under the SPA within 30-60 days, although no assurances can be given such financing will close. Copies if the LOI and SPA were attached as an exhibit to the Form 8-K and have been incorporated in its entirety by reference. We expect to use this initial $400,000 of financing in order to (i) help satisfy our immediate liquidity needs, and (ii) lease certain military aircraft that we believe will begin to generate revenue and earnings such that it will cover a material portion of our broader and future liquidity needs. Considering the $2,000,000 in estimated capital required to complete the purchase of the assets under the M&M Agreement and the legal expenses associated with the M&M Agreement and those required to defend against the approximately $3,270,422 plus accrued interest in judgments against us, the $400,000 in potential immediate financing will not completely satisfy our current liquidity needs. We are also pursuing a number of contracts that we believe will generate revenues and earnings to cover any outstanding liquidity shortfall. In addition, although we can make no guarantees, we believe that the current M&M litigation for the related aircraft and parts will be settled in our favor, and that the acquisition of said assets will greatly change the liquidity prospects of the Company due to either putting such aircraft to work on contract or by selling the assets at a significant premium to the price that the Company will have paid for such assets.

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

Forward-Looking Statements

The Company, from time to time, may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological development, new products, research and development activities and similar matters. The Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: (a) the failure to obtain additional borrowed and/or equity capital on favorable terms for acquisitions and expansion; (b) adverse changes in federal and state laws, or other matters affecting the Company's business; (c) the demand for the Company's products and services; and (d) other risks detailed in the Company's Securities and Exchange Commission filings.

This Form 10-K contains and incorporates by reference certain "forward-looking statements" with respect to results of operations and businesses of the Company. All statements, other than statements of historical facts, included in this Form 10-K, including those regarding market trends, the Company's financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward-looking words or phrases including, but not limited to, "intended, will, should, may, expect, anticipate, estimates, projects" or the negative thereof or variations thereon or similar terminology.

Forward-looking statements are based on the Company's current expectations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Because forward-looking statements involve risk and uncertainty, the Company's actual results could differ materially. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed hereunder and elsewhere in this Form 10-K. These forward-looking statements represent the Company's judgment as of the date of this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the Cautionary Statements. The Company disclaims, however, any intent or obligation to update its forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

CONTENTS

Report of Independent Registered Public Accounting Firm – 2010

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

MALCOLM L. POLLARD, INC.
4845 W. LAKE ROAD, # 119
ERIE, PA 16505
(814) 838-8258
FAX (814) 838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors

Tactical Air Defense Services, Inc. and Subsidiaries

We have audited the accompany consolidated  balance sheet of Tactical Air Defense Services, Inc. and Subsidiaries  as of December 31, 2010 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 , the results of its operations, changes in stockholders’ equity,  and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting standards.

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
May 12, 2011

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash	$ 168	$ -
Loans Receivable	165,000	-
Total Current Assets	165,168	-
Property and Equipment, net	-	88,000

TOTAL ASSETS	$ 165,168	$ 88,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 154,500	$ 18,378
Short-Term Debentures, including accrued interest	-	1,431,813
Total Current Liabilities	154,500	1,450,191
Long-Term Debentures, including accrued interest	1,543,503
TOTAL LIABILITIES	1,698,003	1,450,191
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock-$.001 par value; 50,000,000 shares authorized; -
-0- shares issued and outstanding	--	--
Common stock-$.001 par value;30,000,000,000 shares authorized; -
2,987,935,294 and 1,428,730,286 shares issued and outstanding
at December 31, 2010 and December 31, 2009 , respectively	2,984,443	1,428,730
Additional paid-in-capital	35,425,158	35,733,183
Accumulated deficit	(39,942,436)	(38,524,104)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,532,835)	(1,362,191)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 165,168	$ 88,000

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2010	2009
REVENUES	$	$
Operating costs
General and administrative, including compensatory element of stock issuance of $684,948 for the year ended December 31, 2010	1,158,818	603,600

TOTAL COSTS	1,158,818	603,600
OPERATING LOSS	(1,158,818)	(603,600)

OTHER (EXPENSE) INCOME:
Interest expense	(171,514)	(30,000)
Other
TOTAL OTHER EXPENSES	(171,514)	(30,000)

NET LOSS	$ (1,330,332)	$ (633,600)
Impairment of Asset	$ (88,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (1,418,332)	$ (633,600)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	2,208,332,790	896,300,964

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Deficit
							Accumulated	Total
							During	Stockholders’
	Common Stock		Preferred Stock			Additional Paid	Development	(Deficiency)
	Shares	Amount	Shares		Amount	in Capital	Stage	Equity
Balance -December 31, 2007	45,248,296	$45,248	6,400,000	-	$6,400	$26,650,808	$(35,376,124)	$(8,673,668)

Stock issued for services to consultants and employees	85,900,000	85,900	-	-	-	756,680	-	842,580
Issuance of common stock upon conversion of debentures	724,055,560	724,056	-	-	-	8,996,448	-	9,720,504
Net loss			-	-	-	-	(2,514,380)	(2,514,380)
Balance -December 31, 2008	855,203,856	$855,204	6,400,000	-	$6,400	$36,403,936	$(37,890,504)	$(624,964)
Stock issued for services to consultants and employees-net of stock retired	553,526,430	553,526	-	-	-	(657,153)	-	-103,627
Issuance of common stock upon retirement of preferred stock		20,000	(6,400,000)	-	(6,400)-	(13,600)	-
Net loss			-		-	-	(633,600)	(633,600)
Balance -December 31, 2009	1,428,730,286	$1,428,730	--	-	$--	$35,733,183	$(38,524,104)	$-1362191)

Stock issued for services to consultants and employees	107,152,512	107,153	-		-	-	-	107,153
Issuance of common stock upon conversion of debentures	1,452,052,496	1,448,560	-		-	(308,025)	-	1,140,535
Net loss			-	-	-	-	(1,418,332)	(1,418,332))

	2,987,935,294	2,984,443	-	-	-	35,425,158	-39,942,436	-1,532,835

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,418,332)	$ (633,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset	88,000
Bad Debt Reserve		250,000
Stock-based compensation	365,775	296,651
Changes in operating assets and liabilities:
Loan Receivable	(165,000)
Accounts payable	136,122	10,633
Accrued liabilities	-	-
Net Cash Used in Operating Activities	(993,435)	(76,316)
CASH USED IN INVESTING ACTIVITIES
Net Cash Used in Investing Activities		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Parties	960,403	28,160
Proceeds from sale of common stock	33,200	25,000
Net Cash Provided by Financing Activities	993,603	53,160
Increase (Decrease) in cash	168	(23,156)
Cash - Beginning of period	-	23,156
Cash - End of period	$168	-
Interest paid	$-	$ -
Taxes paid	$-	$ -

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of December 31, 2010 of approximately $39,516,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

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

As of December 31, 2010, the property and equipment held by the Company have been reviewed, and it was determined that their value had been impaired 100%.

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

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with FASB ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for years ended December 31, 2010 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the years ended December 31, 2010 and 2009, the Company did not grant any stock options.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which  provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third year of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third year of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

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

NOTE 4 – SALE OF STOCK

Pursuant to a Securities Purchase Agreement, in July, 2010, the Company sold 4,000,000 shares of Common Stock to one investor at a purchase price of $0.0033 per share. The gross proceeds of the offering totaled $13,200.

Pursuant to a Securities Purchase Agreement, in August, 2010, the Company sold 3,000,000 shares of Common Stock to one investor at a purchase price of $0.005 per share. The gross proceeds of the offering totaled $15,000.

Pursuant to a Securities Purchase Agreement, in September, 2010, the Company sold 1,000,000 shares of Common Stock to one investor at a purchase price of $0.005 per share. The gross proceeds of the offering totaled $5,000.

Pursuant to a Securities Purchase Agreement, in December, 2010, the Company sold 3,750,000 shares of Common Stock to one investor at a purchase price of $0.004 per share. The gross proceeds of the offering totaled $15,000.

Pursuant to a Securities Purchase Agreement, in December, 2010, the Company sold 1,250,000 shares of Common Stock to one investor at a purchase price of $0.004 per share. The gross proceeds of the offering totaled $5,000.

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

On September 3, 2009, the Company issued two Convertible Debentures totaling $162,964.54 in principle amount in the aggregate,  as consideration for the retirement of two Promissory Notes totaling $162,964.54 of principle plus accrued interest through September 3, 2009.  The Promissory Notes are described below in the Section titled “Additional Indebtedness”.  The Convertible Debentures have a term of three years, an interest rate of 12%, are convertible into 130,371,634 shares of Common Stock at a conversion price of $0.00125, have full-ratchet anti-dilution protection, and were issued as follows: $119,729 in principle amount to Alexis Korybut, and $43,234 in principle amount to Joint Strategy Group, Inc.

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

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $33,945.68 to Alexis Korybut as consideration for unpaid salary, benefits, and expenses to the Company during the 2nd year of 2010.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 13,578,272 shares of Common Stock at a conversion price of $0.0025 per share.

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

Fourth Quarter of 2010

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

On December 31, 2010, the Company issued a Convertible Debenture in a principle amount of $176,108.00 to GFMB LLC as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 234,754,123 shares of Common Stock at a conversion price of $0.00075 per share.

Conversion of Notes and Exercise of Warrants

Conversion of Notes and Exercise of Warrants

In March, 2010, the Company issued 2,324,356 shares of Common Stock to Cassio Ismael in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In March, 2010, the Company issued 2,324,356 shares of Common Stock to Marcela Alvarez in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In March, 2010, the Company issued 2,324,356 shares of Common Stock to Jessica Buitrago in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,600.11, including $1,500 of principle and $100.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In April, 2010, the Company issued 33,570,797 shares of Common Stock to the Estella A. Korybut Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $23,110.14, including $20,000 of principle and $3,110.14 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In April, 2010, the Company issued 16,785,399 shares of Common Stock to the Michael Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $11,555.07, including $10,000 of principle and $1,555.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In April, 2010, the Company issued 15,615,324 shares of Common Stock to Jamie Goldstein in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $10,749.59 including $10,000 of principle and $749.59 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In May, 2010, the Company issued 38,335,351 shares of Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $26,390.06 including $24,187.35 of principle and $2,202.71 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In May, 2010, the Company issued 75,556,581 shares of Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,013.15 including $47,500.00 of principle and $4,513.15 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In May, 2010, the Company issued 76,397,762 shares of unrestricted Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,592.22 including $48,000.00 of principle and $4,592.22 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In June, 2010, the Company issued 7,002,111 shares of Common Stock to Fox Hollow Holdings, Inc. in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $4,820.25 including $4,390.14 of principle and $430.11 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 12,500,267 shares of Common Stock to Fox Hollow Holdings, Inc. in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,605.18 including $7,740.00 of principle and $865.18 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 27,298,139 shares of Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $18,792.04 including $16,897.65 of principle and $1,894.39 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 36,348,730 shares of Common Stock to Venetian Investment Partners LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $25,022.47 including $22,500.00 of principle and $2,522.47 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 30,017,511 shares of Common Stock to Drae Holdings LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $20,664.05 including $18,625.00 of principle and $2,039.05 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 40,291,962 shares of Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $27,736.99 including $25,000.00 of principle and $2,736.99 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In July, 2010, the Company issued 12,500,994 shares of Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,605.68 including $7,704.00 of principle and $901.68 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In August, 2010, the Company issued 15,943,242 shares of Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $10,975.33 including $9,793.65 of principle and $1,181.68 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In August, 2010, the Company issued 55,576,481 shares of Common Stock to Fox Hollow Holdings, Inc in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,258.85 including $34,000 of principle and $4,258.85 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 53,046,206 shares of Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $36,517.01 including $33,100.00 of principle and $3,417.01 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 12,836,118 shares of Common Stock to The Gary Fears Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $8,836.38 including $8,000.00 of principle and $836.38 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 54,245,717 shares of Common Stock to Joint Strategy Group in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,342.75 including $33,234.43 of principle and $4,108.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 50,219,529 shares of Common Stock to Sean Sullivan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $34,571.12 including $30,500.00 of principle and $4,071.12 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 63,864,767 shares of Common Stock to Venetian Investment Partners in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $43,964.51 including $38,787.21 of principle and $5,177.30 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 50,219,529 shares of Common Stock to TCI Global Trading in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $34,571.12 including $30,500.00 of principle and $4,071.12 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In September, 2010, the Company issued 17,459,453 shares of Common Stock to Venetian Investment Partners in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $12,019.09 including $10,603.71 of principle and $1,415.38 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 54,194,041 shares of Common Stock to Juliana Hoyos Castellar in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 3,284,487 shares of Common Stock to Amy Crystal in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,290.63 including $2,000.00 of principle and $290.63 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 2,463,366 shares of Common Stock to Humberto De Armas in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of Common Stock to the Estella A. Korybut Irrevocable Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 2,463,366 shares of Common Stock to Marla Lopez Garcia in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 33,334,172 shares of Common Stock to Fox Hollow Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,947.24 including $20,000.00 of principle and $2,147.24 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 32,395,947 shares of Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,301.37 including $20,951.30 of principle and $1,350.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 11,050,838 shares of unrestricted Common Stock to Peter Maffitt in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $7,706.95 including $6,729.11 of principle and $977.84 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 7,390,097 shares of Common Stock to Nathalie Zambrano in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $5,153.92 including $4,500.00 of principle and $653.92 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 3,095,843 shares of Common Stock to Evan Pruzan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,145.32 including $2,000.00 of principle and $145.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 31,800,000 shares of Common Stock to Brad Bingham in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,702.05 including $37,500.00 of principle and $1,202.05 of accrued interest, at a conversion price of $0.00125 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 75,754,123 shares of Common Stock to Alexis Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,149.14 including $46,128.43 of principle and $6020.71 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of Common Stock to the Revocable Living Trust Agreement of Michael M. Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In December, 2010, the Company issued 129,341,862 shares of Common Stock to CTBMB LLC in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $89,038.94 including $76,728.71 of principle and $12,310.23 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In December, 2010, the Company issued 95,208,361 shares of Common Stock to Black Ridge Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $65,541.44 including $56,400.00 of principle and $9141.44 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

Issuance of Common Stock

 Issuance of Common Stock to ZA Consulting

The Company issued 20,000,000 shares of Common Stock to ZA Consulting, Inc. in May, 2010, as consideration for investor relations services and related consulting services valued at $100,000.

Issuance of Common Stock to Phillip Scott

In March 2010, the Company entered into a Settlement and Release Agreement with DS Enterprises, Inc. (“DSE”) in connection with an unpaid convertible promissory note.  The Company issued 45,805,758 shares of Common Stock to Phillip Scott in March, 2010 per the terms of a settlement agreement between the Company and DS Enterprises as full and complete settlement of all claims held by DSE against the Company.

Issuance of Common Stock to Alexis Korybut

The Company issued 50,000,000 shares of Common Stock to Alexis Korybut in March, 2010 as a signing bonus per the terms of his employment agreement of January 1, 2010.  No registration rights were issued in connection with these shares.

The Company issued 14,000,000 shares of Common Stock to Mr. Alexis Korybut in September 2010 as additional compensation. No registration rights were issued in connection with these shares.  The shares were valued at $27,300.

 Issuance of Common Stock to Michael Cariello

The Company issued 50,000,000 shares of Common Stock to Michael Cariello in March, 2010 as a signing bonus per the terms of his employment agreement of January 1, 2010.  No registration rights were issued in connection with these shares.  The shares were valued at $62,500.

Issuance of Common Stock to Rene Ferrer

The Company issued 50,000,000 shares of Common Stock to Rene Ferrer in July, 2010 as a signing bonus per the terms of his employment agreement of July 1, 2010.  No registration rights were issued in connection with these shares.  The shares were valued at $200,000.

Issuance of Common Stock to Tom Robinson

The Company issued 10,000,000 shares of Common Stock to Tom Robinson in July, 2010 as a signing bonus per the terms of his employment agreement of July 1, 2010.  No registration rights were issued in connection with these shares.  The shares were valued at $36,500.

Issuance of Common Stock to David Perin

The Company issued 2,500,000 shares of Common Stock to David Perin in July, 2010 per the terms of a settlement agreement between the Company and David Perin. No registration rights were issued in connection with these shares.

Issuance of Common Stock to MBC Consulting Corp.

The Company issued 15,000,000 shares of Common Stock to MBC Consulting LLC in September, 2010 pursuant to a consulting agreement between MBC and the Company. No registration rights were issued in connection with these shares.  The shares were valued at $29,250.

Issuance of Common Stock to Wall Street Resources, Inc..

The Company issued 6,000,000 shares of Common Stock to Wall Street Resources, Inc. in September, 2010 pursuant to a consulting agreement between Wall Street Resources and the Company. No registration rights were issued in connection with these shares.  The shares were valued at $11,700.

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

In October, 2010, the Company issued 54,194,041 shares of Common Stock to Juliana Hoyos Castellar in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 3,284,487 shares of Common Stock to Amy Crystal in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,290.63 including $2,000.00 of principle and $290.63 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 2,463,366 shares of Common Stock to Humberto De Armas in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of Common Stock to the Estella A. Korybut Irrevocable Trust in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 2,463,366 shares of Common Stock to Marla Lopez Garcia in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of Common Stock to the Revocable Living Trust Agreement of Michael M. Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

In October, 2010, the Company issued 33,334,172 shares of Common Stock to Fox Hollow Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,947.24 including $20,000.00 of principle and $2,147.24 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 32,395,947 shares of Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,301.37 including $20,951.30 of principle and $1,350.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 11,050,838 shares of Common Stock to Peter Maffitt in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $7,706.95 including $6,729.11 of principle and $977.84 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 7,390,097 shares of Common Stock to Nathalie Zambrano in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $5,153.92 including $4,500.00 of principle and $653.92 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 3,095,843 shares of Common Stock to Evan Pruzan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,145.32 including $2,000.00 of principle and $145.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 31,800,000 shares of Common Stock to Brad Bingham in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,702.05 including $37,500.00 of principle and $1,202.05 of accrued interest, at a conversion price of $0.00125 subject to the terms of the Convertible Debenture

Issuance of Common Stock to Alexis Korybut

The Company issued 14,000,000 shares of Common Stock to Mr. Alexis Korybut in October, 2010 as additional compensation. No registration rights were issued in connection with these shares.  The shares were valued at $32,200.

Issuance of Common Stock to Susan Jackson

The Company issued 3,750,000 shares of stock to Susan Jackson in December of 2010, at a purchase price of $0.004 per share for a total consideration of $15,000, subject to the terms of a securities purchase agreement.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Sunburst Holdings, Ltd

The Company issued 1,250,000 shares of stock to Sunburst Holdings Ltd in December of 2010, at a purchase price of $0.004 per share for a total consideration of $5,000, subject to the terms of a securities purchase agreement.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Brad Bingham

The Company issued 20,000,000 shares of stock to Brad Bingham in December of 2010 as payment of accrued legal fees. No registration rights were issued in connection with these shares.  The shares were valued at $20,000.

Issuance of Common Stock to Gregory S. Broms

The Company issued  20,000,000 shares of stock to Gregory Broms in December of 2010 as an incentive for a loan to the Company.  No registration rights were issued in connection with these shares.  The shares were valued at $20,000.

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

NOTE 6 - STOCKHOLDERS' EQUITY:

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

NOTE 7 – COMMITMENTS:

Compensation Agreements

On April 15, 2009, the Company entered into an employment agreement with Mark Daniels as Chief Executive Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $160,000 and a signing bonus of 80,000,000 restricted shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Daniels in the management bonus pool. No registration rights were granted in connection with these shares. Mr. Daniels was terminated in November of 2009, and the Company is currently pursuing through a legal action the retirement of the 80,000,000 shares of its Common Stock.  Mr. Daniels was terminated in November of 2009, and the Company is currently pursuing through a legal action the retirement of the 80,000,000 shares of its Common Stock.

On April 15, 2009, the Company entered into an employment agreement with Alexis Korybut as Vice President of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 60,000,000 shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool.

On April 15, 2009, the Company entered into a consulting agreement with Joint Strategy Group, LLC to provide consulting services to the Company.  The term of the agreement is for one year, and provides for a monthly fee of $5,000 and a signing bonus of 60,000,000 shares of the Company’s Common Stock.  The agreement also provides for participation by Joint Strategy Group, LLC in the management bonus pool. No registration rights were granted in connection with these shares.

On January 1, 2010, the Company entered into a new employment agreement with Alexis Korybut as President, Chief Executive Officer, and Chief Financial Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool. No registration rights were granted in connection with these shares.

On January 1, 2010, the Company entered into a new employment agreement with Michael Cariello as Chief Operating Officer of the Company.  The term of the agreement is for one year, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Cariello in the management bonus pool. No registration rights were granted in connection with these shares.

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

On July 9, 2010, the Company entered into an employment agreement with Rene Ferrer as Director of Business Development for Latin America.  The term of the agreement is for one year, and provides for an annual salary of $48,000 and a signing bonus of 50,000,000 shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.

On July 14, 2010, the Company entered into an employment agreement with Tom Robinson as Director of Disaster Relief Services of the Company.  The term of the agreement is for one year, and provides for an annual salary of $48,000 and a signing bonus of 10,000,000 shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.  The shares were valued at $36,500.

On August 17, 2010, the Company entered into a consulting agreement with Wall Street Resources, Inc. to provide investor communications services to the Company. The term of the agreement is for one year. The agreement provides for a total fee of $31,500 in cash and 6,000,000 shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares. No registration rights were granted in connection with these shares.

On August 25, 2010, the Company entered into a consulting agreement with MBC Consulting Corp. to provide financial support services. The term of the agreement is for one year. The agreement provides for a total fee of 15,000,000 shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.

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

As of April 1, 2011, TADS is not a party to any pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened other than those described herein.

NOTE 8 - OTHER EVENTS:

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

On October 26, 2010, our former accountant, Larry O’Donnell, PC, resigned. Such decision was the sole decision of the auditor and such resignation was not recommended or approved of by the board of directors or any audit or similar committee.

On or about November 17, 2010, we retained the firm of DeJoya Griffith & Company, LLC to review all interim period financial statements going forward and audit our financial statements for the upcoming year ending December 31, 2010. Such change in accountant was approved by the Company’s board of directors. At no time prior to our retention of DeJoya Griffith & Company, LLC, did we, or anyone on our behalf, consult with DeJoya Griffith & Company, LLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements

On or about February 8, 2011, Tactical Air Defense Services, Inc. (the “Company”) appointed Mr. Peter C. Maffitt to its Board of Directors.

On or about March 20, 2011, we terminated DeJoya Griffith & Company, LLC as our auditors and we retained the firm of Malcolm Pollard CPA, LLC to review all interim period financial statements going forward and audit our financial statements for the upcoming year ending December 31, 2010. Such change in accountant was approved by the Company’s board of directors. At no time prior to our retention of Malcolm Pollard CPA, LLC, did we, or anyone on our behalf, consult with Malcolm Pollard COA, LLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements

Increase in Authorized Shares

Pursuant to a vote of the shareholders of the Company, on April 24, 2009, the authorized number of shares of Common Stock of the Company was increased from 1,000,000,000 to 3,000,000,000.  The authorized number of shares of the Company’s Series A Preferred shares remained at 50,000,000.

Legal Proceedings

Mr. Charlie Searock, a former executive officer of our company, has brought a laws suit in the District Court of the 336th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  In November, 2010, the District Court of the 336th Judicial District of Grayson County, Texas ruled in favor of Searock against the Company and four other defendants, and awarded to Searock a judgment of $524,000 jointly and severally with all defendants, $524,000 jointly and severally with all defendants for damages, and $2,000,000 against the Company for punitive damages.  The Company has filed an appeal in the Ft. Worth Court of Appeals and firmly believes that the judgment will be dismissed in its entirety not only based upon the merits of the case, but also because the Company and the other four defendants were all denied “due-process” in that none of the defendants including the Company was served with notice of the court date, and as such, none of the defendants were present to offer any defense.  Searock claims that all defendants were properly served, curiously, however no proof of such was requested by the presiding judge who then proceeded to issue the judgment against the defendants.

In June of 2009, Victor Miller and Air 1 Flight support, an entity controlled by Victor Miller, caused an injunction to be placed on the Company to not relocate the IL-78, which the Company leases from a third party, as a result of a lien Victor Miller and Air 1 Flight Support placed on the IL-78 for unpaid services provided to the third-party leasing the IL-78 to the Company.  The Company believes that the lien and injunction are completely without merit based upon Victor Miller and Air 1 Flight Support being party to a settlement agreement between the parties including the third-party subject to the lien.  Victor Miller and Air 1 Flight Support subsequently filed a motion for contempt of court against the Company subsequent to the IL-78 having been relocated by a third-party to which the Company leases the IL-78, without the knowledge or assistance of the Company.  Victor Miller and Air 1 Flight Support subsequently filed a legal proceeding against the Company in Michigan in connection with the lien, which has resulted in a judgment against the Company.  The Company intends to contest the judgment which it was not given the opportunity to defend against for what it believes to be a fraudulent lien. The Company believes that these motions and proceedings are without merit, and the Company intends to vigorously defend itself, and pursue Victor Miller and Air 1 Flight Support for tortuous interference and material damages to the Company.  In November of 2010, the Miller and Air1 Flight Support Case was settled in favor of the Company, which did not pay any compensation to Miller or Air 1 Flight Support.  The Company is reserving its rights to pursue damages against Miller and Air 1 Flight Support.

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

As of December 31, 2010, TADS is not a party to any other pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2010, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(C) Changes in internal controls over financial reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Convertible Debenture Issuances

In January 2011, the Company issued a Convertible Debenture in a principle amount of $40,833.16 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 54,444,213 shares of Common Stock at a conversion price of $0.00075 per share.

In January, 2011, the Company issued a Convertible Debenture in a principle amount of $30,000.00 to Michael Cariello as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 40,000,000 shares of Common Stock at a conversion price of $0.00075 per share.

In January, 2011, the Company issued a Convertible Debenture in a principle amount of $13,384.59 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 17,846,113 shares of Common Stock at a conversion price of $0.00075 per share.

In January, 2011, the Company issued a Convertible Debenture in a principle amount of $50,000.00 to the Bingham Law Group as consideration for unpaid legal fees as of 1/1/2011 to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 66,666,667 shares of Common Stock at a conversion price of $0.00075 per share.

In January, 2011, the Company issued a Convertible Debenture in a principle amount of $25,000.00 to Dwight Barnell as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 33,333,333 shares of Common Stock at a conversion price of $0.00075 per share.

As previously disclosed in our filings with the SEC, on May 18, 2010 the Company signed a lease agreement with Air Support Systems, LLC. As consideration for the lease option, TADS was required to issue Air Supports Systems, LLC a one-time up-front fee consisting of 10,000,000 shares of the Company’s restricted common stock. The 10,000,000 shares due and payable under the agreement were not immediately issued due to a Company clerical oversight. In May of 2011, the Company issued the 10,000,000 shares to Air Support Systems, LLC.

Cornucopia Financing

As disclosed in our Form 8-K filed on April 28, 2011, on April 1, 2011, the Company entered into a Letter of Intent (the “LOI”) with Cornucopia, Ltd. (“Cornucopia”) to provide up to $1,000,000 in possible financing to the Company.  On April 25, 2011, the Company entered into a Securities Purchase Agreement (the “SPA”) with Cornucopia, Ltd. to provide an initial financing of $400,000, payable in two separate financing tranches of $200,000 each, with the first tranche closed and funded upon execution of the SPA. Pursuant to the terms of the SPA, the Company expects to close the second tranche of the additional $200,000 in financing under the SPA within 30-60 days, although no assurances can be given such financing will close. Copies if the LOI and SPA were attached as an exhibit to the Form 8-K and have been incorporated in its entirety by reference. We expect to use this initial $400,000 of financing in order to (i) help satisfy our immediate liquidity needs, and (ii) lease certain military aircraft that we believe will begin to generate revenue and earnings such that it will cover a material portion of our broader and future liquidity needs. Considering the $2,000,000 in estimated capital required to complete the purchase of the assets under the M&M Agreement and the legal expenses associated with the M&M Agreement and those required to defend against the approximately $3,270,422 plus accrued interest in judgments against us, the $400,000 in potential immediate financing will not completely satisfy our current liquidity needs. We are also pursuing a number of contracts that we believe will generate revenues and earnings to cover any outstanding liquidity shortfall. In addition, although we can make no guarantees, we believe that the current M&M litigation for the related aircraft and parts will be settled in our favor, and that the acquisition of said assets will greatly change the liquidity prospects of the Company due to either putting such aircraft to work on contract or by selling the assets at a significant premium to the price that the Company will have paid for such assets.

Tac-Air Services Agreement

As disclosed in our Form 8-K filed on May 10, 2011, on or about May 2, 2011, the Company entered into a joint venture Services Agreement (the “Tac Agreement”) with Tactical Air Support, Inc., a Nevada corporation (“Tac-Air”) relating to the capital lease and operation of an Embraer EMB 314 Super Tucano aircraft (the “Aircraft”). The Embraer EMB 314 Super Tucano is world renowned for its capabilities in counter insurgency and air to ground ordnance deliveries. Pursuant to the terms of the Tac Agreement, the Aircraft was leased in the name of Tac-Air under a capital lease, with Tac-Air maintaining full control of the Aircraft and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Aircraft. Tactical Air Defense Services, Inc. has deliver $80,280.00 as a security deposit (the “Deposit”) under the lease of the Aircraft, with Tac-Air required to compensate the Company with an interest payment equal to one percent (1%) of the Deposit payable monthly. In addition, the Company is entitled to thirty percent (30%) of the operating profit received by Tac-Air relating to work performed with the Aircraft.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Board of  Directors and Officers

As of the date of this report, our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Alexis Korybut	45	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Michael Cariello	50	Director, Chief Operating Officer and Secretary

Peter C. Maffitt	67	Director

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

Peter C. Maffit, Director

Mr. Maffitt is a member of our Board of Director and an executive with over 30 years of experience in the corporate, government, and military sectors, with an emphasis on new business development and fund-raising in the international sector including the Middle East, Latin America, and Asia. Mr. Maffitt is a published author including publications in the U.S. Foreign Service Journal. Mr. Maffitt is 62 years old, a graduate of Yale University, speaks Spanish, French, Russian, and Mandarin, and for the past seven years has been providing consulting services to domestic companies engaged in international business.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2010, not all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 11. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2010 and 2009.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation ($)	Total ($)

Alexis Korybut	2010	120,000	-0-	75,000	-0-	-0-	-0-	-0-	195,000
Chief Executive Officer
Chief Financial Officer	2009	120,000	-0-	75,000	-0-	-0-	-0-	-0-	195,000
Chairman and former
Vice President

Michael Cariello	2010	120,000	-0-	75,000	-0-	-0-	-0-	-0-	195,000
Chief Operating Officer
Secretary	2009	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000

Mark Daniels	2009	90,000	-0-	100,000	-0-	-0-	-0-	-0-	190,000
Former Chief Executive
Officer and Former Chief Financial Officer	2008	250,000	-0-	131,250	-0-	-0-	-0-	-0-	381,250

James O’Brien	2009	20,000	-0-	7,500	-0-	-0-	-0-	-0-	27,500
Former Chief Executive
Officer and Former Chief Financial Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

On April 24, 2011, the Company entered into an employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $120,000, a one-time issuance of 1,000,000 shares of the Company’s Series A Preferred Stock and additional benefits as outlined in the agreement. A copy of the agreement has been attached as an exhibit to our Form 8-K filed with the SEC on April 28, 2011and has been incorporated in its entirety herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our shares of common stock as of December 31, 2010 by: (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock; and (ii) each of our directors and each of our named executive officers and all directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Michael Cariello(1)	50,000,000	1.67%
Alexis Korybut(2)	88,303,209	2.95%
All directors, officers and 5% shareholders as a group	138,303,209	4.62%

(1)	The address is 10907 Carrolwood Drive, Tampa, Florida 33618.
(2)	The address is 3667 Park Lane, Miami, Florida 33313.

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

Item 13. Certain Relationships and Related Transactions.

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

On May 18, 2010 the Company signed a lease agreement with Air Support Systems, LLC. As consideration for the lease option, TADS issued Air Supports Systems, LLC a one-time up-front fee consisting of 10,000,000 shares of the Company’s restricted common stock. The lease provides TADS an exclusive one year period in which to lease and utilize the aircraft in exchange for: (i) a fee equal to fifty (50%) percent of the operating profits of any contract, where operating profits equals the gross cash receipts derived from a contract minus the direct expenses of operating said contract; (ii) a fee equal to fifty (50%) percent of the fee paid to TADS in connection with any off-loaded fuel for which TADS is paid in connection with a contract for air-to-air refueling; and (iii) TADS and Air Support Systems, LLC shall agree upon a minimum monthly, quarterly, or annual fee amount, as the case may be, on a case-by-case basis, relevant to the type and terms of the particular aircraft under lease and the related contract. A copy of the Lease Option Agreement was attached as an exhibit to our Form 10-Q for the period ending March 31, 2010 filed with the SEC on May 24, 2010 and incorporated herein by reference. Gary Fears is the Managing Member of Air Support Systems, LLC and, as disclosed herein, maintains convertible promissory notes issued by the Company.

Item 14. Principal Accountant Fees and Services

Audit Fees

For the year ended December 31, 2010, Malcolm L. Pollard, Inc., the Company’s current principal accountants, billed the Company $25,000 for fees for the audit of the Company’s annual financial statements.  We paid Larry Scharfman & Co. C.P.A., P.A., our former auditor, auditor fees of $5,000 for review fees for each of the first two quarters of the 2009 10Q’s. We paid Larry O’Donnell, C.P.A., P.A., our former auditor, auditor fees $5,000 for the 2009 third quarter 10Q review and $25,000 for the 2009 10-K audit.

Audit-Related Fees

For the years ended December 31, 2010 and December 31, 2009, none of the Company’s past or present auditors provided the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2010 and December 31, 2009, Hamilton PC, none of the Company’s past or present auditors provided professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2010 and December 31, 2009, none of the Company’s past or present auditors provided services related to the preparation and filing of the Company’s filings, the creation of pro forma financial statements and other related matters.

Audit Committee Pre-Approval Policies

The Company currently does not have an audit committee.  The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a.  Exhibits

Exhibit #	Title

3.1
Articles of Incorporation and amendments thereto. (Attached as an exhibit to our First Amended Form 10-Q for the period ending September 30, 2010 filed with the SEC on May 10, 2011 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation dated July 7, 2003 (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form 10-SB filed with the SEC on December 17, 2007 and incorporated herein by reference).

10.1	Convertible Promissory Note issued to Alexis Korybut dated January 1, 2011.

10.2	Convertible Promissory Note issued to Michael Cariello dated January 1, 2011.

10.3	Convertible Promissory Note issued to Gary Fears Trust dated January 1, 2011.

10.4	Convertible Promissory Note issued to The Bingham Law Group, APC dated January 1, 2011.

10.5	Convertible Promissory Note issued to Dwight Barnell dated January 1, 2011.

14.1	Code of Ethics. (Attached as an exhibit to our Form 10-KSB filed with the SEC on October 15, 2008 and incorporated herein by reference).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

Date: May 13, 2011                                                                                   /s/ Alexis C. Korybut
       By: Alexis C. Korybut
       Its: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexis C. Korybut	CEO, President and Chief Financial Officer	May 13, 2011
Alexis C. Korybut	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Cariello	Director, Secretary and Chief Operating Officer	May 13, 2011
Michael Cariello

/s/ Peter C. Maffit	Director	May 13, 2011
Peter C. Maffit