Form 10-Q
period 2011-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2011-05-23
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

2,997,935,294 common shares outstanding, $0.001 par value, as of May 23, 2011

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

PART I

ITEM 1.                       FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

MALCOLM L. POLLARD, INC
4845 W. LAKE ROAD, # 119
ERIE, PA 16505
(814)838-8258
FAX (814)838-8452

Report of Independent Certified Public Accountants

Board of Directors

Tactical Air Defense Services, Inc.

We have reviewed the accompanying consolidated balance sheet of Tactical Air Defense Services, Inc. as of March 31, 2011 and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2011.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board.  A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in notes to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

In our opinion, subject to the uncertainty of a going concern, the information set forth in the accompanying consolidated balance sheet as of March 31,2011  and the related consolidated statements of income and cash flows for the three months then ended, is fairly stated, in all material respects.

Malcolm L. Pollard, Inc.

/S/ Malcolm L. Pollard, CPA

May 23, 2011
Erie, Pennsylvania

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$ 148	$ 168
Loans Receivable	165,000	165,000
Total Current Assets	165,148	165,168
Property and Equipment, net	-	-

TOTAL ASSETS	$ 165,148	$ 165,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 18,147	$ 154,500
Short-Term Debentures, including accrued interest	-	-
Total Current Liabilities	18,147	154,500
Long-Term Debentures, including accrued interest	2,335,447	1,543,503
TOTAL LIABILITIES	2,353,594	1,698,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock-$.001 par value; 50,000,000 shares authorized; -
-0- shares issued and outstanding	--	--
Common stock-$.001 par value;30,000,000,000 shares authorized; -
2,997,935,294 and 2,987,935,294 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	2,997,935	2,984,443
Additional paid-in-capital	35,425,158	35,425,158
Accumulated deficit	(40,611,539)	(39,942,436)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,188,446)	(1,532,835)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 165,148	$ 165,168

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended
	March 31,	March 31,
	2011	2010
REVENUES	$	$
Operating costs
General and administrative, including compensatory element of stock issuance of $13,492 for the quarter ended March 31, 2011	536,476	109,056

TOTAL COSTS	536,476	109,056
OPERATING LOSS	(536,476)	(109,056)

OTHER (EXPENSE) INCOME:
Interest expense	(57,627)	(32,010)
Other
TOTAL OTHER EXPENSES	(57,627)	(32,010)

NET LOSS	$ (594,103)	$ (141,066)
Legal Settlement	$ (75,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (669,103)	$ (141,066)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	2,993,930,220	1,377,897,890

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(669,103)	$ (141,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset	-
Bad Debt Reserve		-
Stock-based compensation	13,492	41,921
Changes in operating assets and liabilities:
Loan Receivable	-
Accounts payable	(136,353)	29,679
Accrued liabilities	-	(993)
Net Cash Used in Operating Activities	(791,964)	(70,459)
CASH USED IN INVESTING ACTIVITIES
Net Cash Used in Investing Activities		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Notes Payable for Services	791,944
Proceeds from convertible debt	-	70,459
Proceeds from sale of common stock	-	-
Net Cash Provided by Financing Activities	791,944	70,459
Increase (Decrease) in cash	(20)	-
Cash - Beginning of period	168	-
Cash - End of period	$148	-
Interest paid	$-	$ -
Taxes paid	$-	$ -

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of March 31, 2011 of approximately $40,611,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the quarter ended March 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

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

As of March 31, 2011, the property and equipment held by the Company have been reviewed, and it was determined that the value had been impaired 100%.

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

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with FASB ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for quarters ended March 31, 2011 and 2009 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the quarters ended March 31, 2011 and 2010, the Company did not grant any stock options.

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

Income Taxes

The Company accounts for income taxes using FASB ASC 740-10, "Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the quarter in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition—Milestone Method”, which  provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research and development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal quarters, and interim periods within those quarters beginning on or after June 15, 2010 with prospective application.  Early adoption is permitted with specific provisions.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13 (Topic 605-25), “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal quarters beginning on or after June 15, 2010, with earlier application permitted.  The Company adopted these amendments in the third quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on March 31, 2011 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal quarters, and interim periods within those fiscal quarters, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – SALE OF STOCK

Pursuant to a Securities Purchase Agreement, in August, 2010, the Company sold 3,000,000 shares of Common Stock to Susan Jackson at a purchase price of $0.005 per share. The gross proceeds of the offering totaled $15,000.

Pursuant to a Securities Purchase Agreement, in September, 2010, the Company sold 1,000,000 shares of Common Stock to Sunburst Holdings at a purchase price of $0.005 per share. The gross proceeds of the offering totaled $5,000.

Pursuant to a Securities Purchase Agreement, in April, 2011, the Company sold 1,333,332 shares of Series B Preferred Stock to Cornucopia, Ltd. at a purchase price of $0.30 per share. The gross proceeds of the offering totaled $400,000.

Convertible Debentures

First Quarter of 2010

On January 1, 2010, the Company issued a Convertible Debenture in a principle amount of $51,008.96 to the Gary Fears Trust as consideration for loans to the Company accrued during the period from November 1, 2009 through December 31, 2009.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 40,807,168 shares of Common Stock at a conversion price of $0.00125 per share.

On January 1, 2010, the Company issued a Convertible Debenture in a principle amount of $11,500 to Michael Cariello as consideration for unpaid salary accrued during the period from October 16, 2009 through December 31, 2009.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 9,200,000 shares of Common Stock at a conversion price of $0.00125 per share.

On January 1, 2010, the Company issued a Convertible Debenture in a principle amount of $16,707.50 to Alexis Korybut as consideration for unpaid salary accrued during the period from October 16, 2009 through December 31, 2009.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 13,336,000 shares of Common Stock at a conversion price of $0.00125 per share.

Second Quarter of 2010

On April 12, 2010, the Company issued a Convertible Debenture in a principle amount of $25,000 to the Katherine O’Connor Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 36,316,095 shares of Common Stock at a conversion price of $0.0006884 per share.

On April 1, 2010, the Company issued a Convertible Debenture in a principle amount of $37,500 to the Bingham Law Group as consideration for unpaid legal fees as of 4/1/2010 to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 30,000,000 shares of Common Stock at a conversion price of $0.00125 per share.

On May 19, 2010, the Company issued a Convertible Debenture in a principle amount of $150,000 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 60,000,000 shares of Common Stock at a conversion price of $0.0025 per share.

Third Quarter of 2010

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $218,570.50 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 127,428,200 shares of Common Stock at a conversion price of $0.0025 per share.

On July 1, 2010, the Company issued a Convertible Debenture in a principle amount of $33,945.68 to Alexis Korybut as consideration for unpaid salary, benefits, and expenses to the Company during the 2nd quarter of 2010.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 13,578,272 shares of Common Stock at a conversion price of $0.0025 per share.

On June 30, 2010, the Company issued a Convertible Debenture in a principle amount of $45,000.00 to Michael Cariello as consideration for unpaid salary to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 18,000,000 shares of Common Stock at a conversion price of $0.0025 per share.

The Convertible Debentures issued on July 1, 2010 were determined to have a beneficial conversion feature totaling $297,516.  The beneficial conversion feature has been accounted for as a debt discount which is being amortized over the term of loans (three quarters).  As of September 30, 2010, $24,725 of the beneficial conversion feature had been amortized.

Fourth Quarter of 2010

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $146,142.51 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 73,071,255 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $18,244.62 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 9,122,310 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $3,000.00 to Tom Robinson as consideration for unpaid salary.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 1,500,000 shares of Common Stock at a conversion price of $0.002 per share.

On October 1, 2010, the Company issued a Convertible Debenture in a principle amount of $30,000.00 to Michael Cariello as consideration for unpaid salary.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 15,000,000 shares of Common Stock at a conversion price of $0.002 per share.

On October 15, 2010, the Company issued a Convertible Debenture in a principle amount of $110,000 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 55,000,000 shares of Common Stock at a conversion price of $0.002 per share.

First Quarter of 2011

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $40,833.16 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 54,444,213 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $30,000.00 to Michael Cariello as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 40,000,000 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $13,384.59 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 17,846,113 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $50,000.00 to the Bingham Law Group as consideration for unpaid legal fees as of 1/1/2011 to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 66,666,667 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $176,108.00 to GFMB, LLC as consideration for a loan to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 234,754,123 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $25,000.00 to the DB Family Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 33,333,333 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Debenture in a principle amount of $110,000.00 to Jamie Goldstein as consideration for a loan to the Company.  The Debenture has a term of three years, an interest rate of 12%, and is Non-Convertible.

Warrants

In April, 2011, in connection with a securities purchase agreement with Cornucopia, Ltd., the Company issued Cornucopia: (a) Series A-100 warrant to purchase up to 533,333,333 shares of Common Stock at an exercise price of $0.00075 for a one year period; and (b) Series A-101 warrant to purchase up to 800,000,000 shares of Common Stock at an exercise price of the lesser of: (A) $0.0025 or (B) a fifty percent (50%) discount to the average closing price of the Common Stock for the thirty (30) trading days prior to exercise of the A-101 warrant.

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

In October, 2010, the Company issued 2,463,366 shares of Common Stock to Marla Lopez Garcia in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $1,717.97 including $1,500.00 of principle and $217.97 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 33,334,172 shares of Common Stock to Fox Hollow Holdings in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,947.24 including $20,000.00 of principle and $2,147.24 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 32,395,947 shares of Common Stock to International Associates in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $22,301.37 including $20,951.30 of principle and $1,350.07 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 11,050,838 shares of unrestricted Common Stock to Peter Maffitt in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $7,706.95 including $6,729.11 of principle and $977.84 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 7,390,097 shares of Common Stock to Nathalie Zambrano in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $5,153.92 including $4,500.00 of principle and $653.92 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 3,095,843 shares of Common Stock to Evan Pruzan in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $2,145.32 including $2,000.00 of principle and $145.32 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 31,800 shares of Common Stock to Brad Bingham in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $38,702.05 including $37,500.00 of principle and $1,202.05 of accrued interest, at a conversion price of $0.00125 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 75,754,123 shares of Common Stock to Alexis Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $52,149.14 including $46,128.43 of principle and $6020.71 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture

In October, 2010, the Company issued 54,194,041 shares of Common Stock to the Revocable Living Trust Agreement of Michael M. Korybut in connection with the conversion of a Convertible Debenture of the Company in the aggregate amount of $37,795.40 including $33,000.00 of principle and $4,795.40 of accrued interest, at a conversion price of $0.0006884 subject to the terms of the Convertible Debenture.

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

The Company issued 1,000,000 shares of Series A Preferred Stock to Mr. Alexis Korybut in April, 2011 pursuant to an Employment Agreement between the Company and Mr. Korybut. No registration rights were issued in connection with these shares.  The shares were valued at $100,000.

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

The Company issued 1,333,332 shares of Series B Preferred Stock to Cornucopia, Ltd. in April, 2011, at a purchase price of $0.30 per share for a total consideration of $400,000, subject to the terms of a securities purchase agreement.  No registration rights were issued in connection with these shares.

Issuance of Common Stock to Air Support Systems, LLC

The Company issued 10,000,000 shares of stock to Air Support Systems, LLC in May 2011 pursuant to the terms of a lease agreement between the Company and Air Support Systems, LLC executed on May 18, 2010, for which the Common Stock had previously not been issued. No registration rights were issued in connection with these shares.  The shares were valued at $15,000.

Retirement of Common Stock

The Company retired 86,885,154 shares of its Common Stock in March, 2010, which had been issued to Plumtree Capital Management, LLC, pursuant to an agreement between the Company and Plumtree Capital Management LLC in November, 2009.

Designation of Preferred Stock

On April 25, 2011, the Company approved of a Certificate of Designation to be filed with the Nevada Secretary of State designating 1,000,000 shares of its authorized but undesignated preferred stock as Series A Preferred Stock and 5,000,000 shares of its authorized but undesignated preferred stock as Series B Preferred Stock. Each share of Series A Preferred Stock is convertible into one hundred shares of Common Stock and maintains a number of votes equal to the number of shares of Common Stock each share of Series A Preferred Stock is convertible into multiplied by thirty. Each share of Series B Preferred Stock is convertible into four hundred shares of Common Stock, maintains a number of votes equal to the number of shares of Common Stock each share of Series B Preferred Stock is convertible into, provides for a 12% annual coupon payment, is collateralized by the Aircraft and provides for an optional right of participation by the holder in the Company’s operating profits through the redemption and retirement of the shares of Series B Preferred Stock. A copy of the Certificate of Designation to be filed with the Nevada Secretary of State designating the rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series A Preferred Stock and Series B Preferred Stock has been attached as an exhibit to this Form 8-K and has been incorporated in its entirety by reference.

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

NOTE 7 – COMMITMENTS:

Compensation Agreements

On January 1, 2010, the Company entered into a new employment agreement with Alexis Korybut as President, Chief Executive Officer, and Chief Financial Officer of the Company.  The term of the agreement is for one quarter, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Korybut in the management bonus pool. No registration rights were granted in connection with these shares.

On January 1, 2010, the Company entered into a new employment agreement with Michael Cariello as Chief Operating Officer of the Company.  The term of the agreement is for one quarter, and provides for an annual salary of $120,000 and a signing bonus of 50,000,000 shares of the Company’s Common Stock.  The agreement also provides for participation by Mr. Cariello in the management bonus pool. No registration rights were granted in connection with these shares.

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

On July 9, 2010, the Company entered into an employment agreement with Rene Ferrer as Director of Business Development for Latin America.  The term of the agreement is for one quarter, and provides for an annual salary of $48,000 and a signing bonus of 50,000,000 shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.

On July 14, 2010, the Company entered into an employment agreement with Tom Robinson as Director of Disaster Relief Services of the Company.  The term of the agreement is for one quarter, and provides for an annual salary of $48,000 and a signing bonus of 10,000,000 shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.  The shares were valued at $36,500.

On August 17, 2010, the Company entered into a consulting agreement with Wall Street Resources, Inc. to provide investor communications services to the Company. The term of the agreement is for one quarter. The agreement provides for a total fee of $31,500 in cash and 6,000,000 shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares. No registration rights were granted in connection with these shares.

On August 25, 2010, the Company entered into a consulting agreement with MBC Consulting Corp. to provide financial support services. The term of the agreement is for one quarter. The agreement provides for a total fee of 15,000,000 shares of the Company’s Common Stock.  No registration rights were granted in connection with these shares.

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

 Lease Agreement

On May 18, 2010, the Company signed a lease agreement with Air Support Systems, LLC. The Lease Option Agreement with Air Support Systems, LLC gives TADS the right to enter into exclusive one-quarter renewable leases for any or all of the four IL-76 and IL-76 supertanker aircraft, under a fee arrangement that allocates 50% of the operating profits each to TADS and Air Support Systems, respectively.

NOTE 8 - OTHER EVENTS:

On or about February 8, 2011, Tactical Air Defense Services, Inc. (the “Company”) appointed Mr. Peter C. Maffitt to its Board of Directors.

On or about March 20, 2011, we terminated DeJoya Griffith & Company, LLC as our auditors and we retained the firm of Malcolm Pollard CPA, LLC to review all interim period financial statements going forward and audit our financial statements for the upcoming quarter ending March 31, 2011. Such change in accountant was approved by the Company’s board of directors. At no time prior to our retention of Malcolm Pollard CPA, LLC, did we, or anyone on our behalf, consult with Malcolm Pollard CPA, LLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements

Increase in Authorized Shares

Pursuant to a vote of the shareholders of the Company, on April 24, 2009, the authorized number of shares of Common Stock of the Company was increased from 1,000,000,000 to 3,000,000,000.  The authorized number of shares of the Company’s Series A Preferred shares remained at 50,000,000.

Legal Proceedings

Mr. Charlie Searock (“Searock”), a former executive officer of our company, has brought a laws suit in the District Court of the 336 th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  On October 25, 2010, Searock was awarded a default judgment of $1,248,962 including accrued interest, jointly and severally against TADS and the other defendants, all of whom who failed to appear for trial, and an award of exemplary damages of $2,000,000 against TADS.   Searock claims that TADS and the other defendants were given notice of the trial, however it is TADS assertion and the assertion of the other defendants that none one of the defendants, including TADS, ever received notice of the trial, were unaware of the trial, and that the judgment is without merit.  TADS has filed an appeal in the Appellate Court of fort Worth, Texas, and is in the process of vigorously contesting the judgment based upon not having received notice, and although no assurances can be given, the Company believes that the judgment will be vacated by the Court.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines. However, as of the date of this amended Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot finance and take possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. However, although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

Debenture Issuances

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $39,500.00 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 26,333,333 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $6,692.09 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 4,461,393 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,000.00 to Brad Hacker as consideration for accrued accounting fees.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 10,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $75,000.00 to Jamie Goldstein pursuant to indemnification demanded by Goldstein and accepted by the Company in connection with certain litigation related to Company business.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 50,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

Designation of Preferred Stock

On April 25, 2011, the Company approved of a Certificate of Designation to be filed with the Nevada Secretary of State designating 1,000,000 shares of its authorized but undesignated preferred stock as Series A Preferred Stock and 5,000,000 shares of its authorized but undesignated preferred stock as Series B Preferred Stock. Each share of Series A Preferred Stock is convertible into one hundred shares of Common Stock and maintains a number of votes equal to the number of shares of Common Stock each share of Series A Preferred Stock is convertible into multiplied by thirty. Each share of Series B Preferred Stock is convertible into four hundred shares of Common Stock, maintains a number of votes equal to the number of shares of Common Stock each share of Series B Preferred Stock is convertible into, provides for a 12% annual coupon payment, is collateralized by the Aircraft and provides for an optional right of participation by the holder in the Company’s operating profits through the redemption and retirement of the shares of Series B Preferred Stock. A copy of the Certificate of Designation to be filed with the Nevada Secretary of State designating the rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series A Preferred Stock and Series B Preferred Stock has been attached as an exhibit to this Form 8-K and has been incorporated in its entirety by reference.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines.  Approximately $2,000,000 is required to complete the purchase of the assets under the M&M Agreement and the Company believes the ability to raise financing to cover such acquisition costs is good, however, as of the date of this amended Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot move forward on any financing or possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. Despite the legal hurdles, the Company is currently exploring a number of financing proposals for the funding of the acquisition of the assets. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. However, although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

RESULTS OF OPERATIONS

Revenues

	Three months ended March 31

	2011	2010

Total Sales	$0	$0

We had no revenues for the three months ended March 31, 2011 or 2010.

Operating Expenses

	Three months ended March 31

	2011	2010

Operating Expense	$536,476	$109,056

Total operating costs of $536,476 for the three months ended March 31, 2011 and $109,056 for the three months ended March 31, 2010 consisted of general and administrative expenses, including the compensatory element of stock issuances for such periods.

Net Profit (Loss)

	Three months ended March 31

	2011	2010

Net Profit (Loss)	($669,103)	($141,066)

For the three months ended March 31, 2011, we sustained net losses of $669,103 as compared with net losses of $141,066 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As at March 31, 2011, the Company had total assets of $165,148. There were liabilities of $2,353,594 comprised of $18,147 in accounts payable and $2,335,447 in long term debentures. Assets of $165,148 and liabilities of $2,353,594 resulted in a working capital deficiency of $2,188,446. The Company reported total stockholders’ deficit of $2,997,935 at March 31, 2011. We anticipate that our current cash on hand of $148 as of March 31, 2011 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

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

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its current operations and execute its proposed operations without raising additional capital.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

Debt Obligations

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $40,833.16 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 54,444,213 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $30,000.00 to Michael Cariello as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 40,000,000 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $13,384.59 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 17,846,113 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $50,000.00 to the Bingham Law Group as consideration for unpaid legal fees as of 1/1/2011 to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 66,666,667 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $176,108.00 to GFMB, LLC as consideration for a loan to the Company.  The Convertible Debenture has a term of three quarters, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 234,754,123 shares of Common Stock at a conversion price of $0.00075 per share.

On January 1, 2011, the Company issued a Convertible Debenture in a principle amount of $25,000.00 to the
DB Family Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 33,333,333 shares of Common Stock at a conversion price of $0.00075 per share. This note was previously disclosed on our Form 10-K for the year ended December 31, 2010 as incorrectly issued in the name of Dwight Barnell due to a clerical error.

On January 1, 2011, the Company issued a Debenture in a principle amount of $110,000.00 to Jamie Goldstein as consideration for a loan to the Company.  The Debenture has a term of three years, an interest rate of 12%, and is Non-Convertible.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $39,500.00 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 26,333,333 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $6,692.09 to the Gary Fears Trust as consideration for a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 4,461,393 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,000.00 to Brad Hacker as consideration for accrued accounting fees.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 10,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $75,000.00 to Jamie Goldstein pursuant to indemnification demanded by Goldstein and accepted by the Company in connection with certain litigation related to Company business.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 50,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

Other Agreements

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

Not Applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2011, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were originally described in the Company’s Form 10-K for the period ending December 31, 2010 and are again outlined below:

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

During our most recently completed fiscal quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

Mr. Charlie Searock (“Searock”), a former executive officer of our company, has brought a laws suit in the District Court of the 336th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  On October 25, 2010, Searock was awarded a default judgment of $1,248,962 including accrued interest, jointly and severally against TADS and the other defendants, all of whom who failed to appear for trial, and an award of exemplary damages of $2,000,000 against TADS.   Searock claims that TADS and the other defendants were given notice of the trial, however it is TADS assertion and the assertion of the other defendants that none one of the defendants, including TADS, ever received notice of the trial, were unaware of the trial, and that the judgment is without merit.  TADS has filed an appeal in the Appellate Court of fort Worth, Texas, and is in the process of vigorously contesting the judgment based upon not having received notice, and although no assurances can be given, the Company believes that the judgment will be vacated by the Court.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines. However, as of the date of this amended Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot finance and take possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. However, although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

ITEM 1A.                      RISK FACTORS

Not Applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May, 2011, the Company issued 10,000,000 restricted Common Stock to Air Support Systems, LLC pursuant to the terms of a lease agreement between the Company and Air Support Systems, LLC executed on May 18, 2010, for which the Common Stock had previously not been issued.

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

ITEM 3.                      DEFAULTUPON SENIOR SECURITIES

None.

ITEM 4.                      REMOVED AND RESERVED

None.

ITEM 5.                      OTHER INFORMATION

On or about February 8, 2011, the Company, as disclosed in its Form 8-K filing, appointed Mr. Peter C. Maffitt to its Board of Directors, where he joined Mr. Korybut and Mr. Cariello as one of the Company’s three Directors.

ITEM 6.                      EXHIBITS

Exhibit #	Title

3.1
Articles of Incorporation and all amendment to date thereto. (Attached as exhibits to our Amended Form 10-Q for the period ended September 30, 2010 filed with the SEC on May 10, 2011 and incorporated herein by reference).

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

10.3	Securities Purchase Agreement with Cornucopia, Ltd. dated April 25, 2011. (Attached as an exhibit to our Form 8-K filed with the SEC on April 28, 2011and incorporated herein by reference).

10.4	Employment Agreement with Alexis C. Korybut, CEO, dated April 24, 2011. (Attached as an exhibit to our Form 8-K filed with the SEC on April 28, 2011and incorporated herein by reference).

10.5
Convertible Promissory Note issued to Alexis Korybut dated January 1, 2011. (Attached as an exhibit to our Form 10-K for the year  ending December 31, 2010 filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.6
Convertible Promissory Note issued to Michael Cariello dated January 1, 2011. (Attached as an exhibit to our Form 10-K for the year  ending December 31, 2010 filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.7
Convertible Promissory Note issued to Gary Fears Trust dated January 1, 2011. (Attached as an exhibit to our Form 10-K for the year  ending December 31, 2010 filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.8
Convertible Promissory Note issued to The Bingham Law Group, APC dated January 1, 2011. (Attached as an exhibit to our Form 10-K for the year  ending December 31, 2010 filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.9	Convertible Promissory Note issued to GFMB, LLC dated January 1, 2011.

10.10
Convertible Promissory Note issued to DB Family Trust dated January 1, 2011. (Attached as an exhibit to our Form 10-K for the year  ending December 31, 2010 filed with the SEC on May 13, 2011 and incorporated herein by reference).

10.11	Convertible Promissory Note issued to Jamie Goldstein dated January 1, 2011.

10.12	Convertible Promissory Note issued to Alexis Korybut dated April 1, 2011.

10.13	Convertible Promissory Note issued to Gary Fears Trust dated April 1, 2011.

10.14	Convertible Promissory Note issued to Brad Hacker dated April 1, 2011.

10.15	Convertible Promissory Note issued to Jamie Goldstein dated April 1, 2011.

10.16
Services Agreement between Tactical Air Defense Services, Inc. and Tactical Air Support, Inc. dated May 2, 2011. (Attached as an exhibit to our Form 8-K filed with the SEC on May 10, 2011and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amended Quarterly Report on Form 10-Q for the period ended March 31, 2011, to be signed on its behalf by the undersigned on May 23, 2011 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)