Form 10-Q
period 2011-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2011-08-22
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

     .

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

(775) 888-6744
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

2,997,935,294 common shares outstanding, $0.001 par value, as of August 22, 2011

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

PART I

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

MALCOLM L. POLLARD, INC

4845 W. LAKE ROAD, # 119

ERIE, PA 16505

(814)838-8258

FAX (814)838-8452

Report of Independent Certified Public Accountants

Board of Directors

Tactical Air Defense Services, Inc.

We have reviewed the accompanying consolidated balance sheet of Tactical Air Defense Services, Inc. as of June 30, 2011 and the related consolidated statements of income and cash flows for the six-month period ended June 30, 2011.  These interim financial statements are the responsibility of the Company’s management.

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

In our opinion, subject to the uncertainty of a going concern, the information set forth in the accompanying consolidated balance sheet as of June 30,2011  and the related consolidated statements of income and cash flows for the six months then ended, is fairly stated, in all material respects.

Malcolm L. Pollard, Inc.

/S/ Malcolm L. Pollard, CPA

August 22, 2011

Erie, Pennsylvania

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$4,384	$168
Loans Receivable	326,500	165,000
Total Current Assets	330,884	165,168
Property and Equipment, net	-	-

TOTAL ASSETS	$330,884	$165,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$221,147	$154,500
Short-Term Debentures, including accrued interest	-	-
Total Current Liabilities	221,147	154,500
Long-Term Debentures, including accrued interest	2,242,990	1,543,503
TOTAL LIABILITIES	2,464,137	1,698,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, Series A-$.001 par value; 50,000,000 shares authorized; - 1,000,000 and -0- shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	1,000	-
Preferred stock, Series B-$.001 par value; 5,000,000 shares authorized; - 2,195,401shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	2,195	-
Preferred stock, Series C-$.001 par value; 5,000,000 shares authorized; -2,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010 respectively	2,000	-
Common stock-$.001 par value;30,000,000,000 shares authorized; -2,997,935,294 and 2,987,935,294 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,997,935	2,984,443
Additional paid-in-capital	36,087,746	35,425,158
Accumulated deficit	(41,218,934)	(39,942,436)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,133,253)	(1,532,835)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$330,884	$165,168

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
REVENUES	$-	$-	$-	$-
Operating costs
General and administrative, including compensatory element of stock issuance of $13,492 for the quarter ended March 31, 2011	549,768	368,571	1,086,244	477,627

TOTAL COSTS	549,768	368,571	1,086,244	477,627
OPERATING LOSS	(549,768)	(368,571)	(1,086,244)	(477,627)

OTHER (EXPENSE) INCOME:
Interest expense	(57,627)	(28,506)	(115,254)	(60,516)
Other	-	-	-	-
TOTAL OTHER EXPENSES	(57,627)	(28,506)	(115,254)	(60,516)

NET LOSS	(607,395)	(397,077)	(1,201,498)	(538,143)
Legal Settlement	$-	$-	$(75,000)	$-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(607,395)	$(397,077)	$(1,276,498)	$(538,143)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	2,997,935,294	1,718,855,298	2,995,932,757	1,548,431,721

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,276,498)	$(538,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset	-	-
Bad Debt Reserve	-	-
Stock-based compensation	113,492	421,370
Changes in operating assets and liabilities:
Loan Receivable	-	-
Accounts payable	66,647	9,409
Accrued liabilities	-	(107,364)
Net Cash Used in Operating Activities	(1,096,359)	(214,728)
CASH USED IN INVESTING ACTIVITIES
Increase in Notes Receivable	(161,500)	-
Net Cash Used in Investing Activities	-	-
	(161,500)
Increase in Notes Payable for Services	648,346	-
Proceeds from convertible debt	400,000	107,364
Convertible Notes Converted to Stock	213,729	-
Net Cash Provided by Financing Activities	1,262,075	107,364
Increase (Decrease) in cash	4,216	(107,364)
Cash - Beginning of period	168	107,364
Cash - End of period	$4,384	-
Interest paid	$-	$-
Taxes paid	$-	$-

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of June 30, 2011 of approximately $41,218,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the quarter ended June 30, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

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

As of June 30, 2011, the property and equipment held by the Company have been reviewed, and it was determined that the value had been impaired 100%.

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

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with FASB ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for quarters ended June 30, 2011 and 2010 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the six months ended June 30, 2011 and 2010, the Company did not grant any stock options.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

-

The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

-

An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

-

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

-

Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

ASU 2011-02 -

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

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

See Preferred Stock below for additional information of the conversion of funding to preferred stock

Convertible Debentures

Second Quarter of 2011

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

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,00.00 to Brad Hacker as consideration for accrued accounting fees.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 10,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $75,000.00 to Jamie Goldstein to settle an indemnification claim by Goldstein.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 50,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

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

Conversion of Notes and Exercise of Warrants

No Notes or Warrants were converted during the second quarter of 2011

Retirement of Debt

In May, 2011, The Company retired a non-convertible Debenture issued to Jamie Goldstein in the amount of $110,000.

In May, 2011, the Company retired $6,000 of a $25,000 Convertible Debenture issued to Dwight Barnell.

Issuance of Common Stock

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

Designation of Preferred Stock

On April 25, 2011, the Company approved of a Certificate of Designation to be filed with the Nevada Secretary of State designating 1,000,000 shares of its authorized but undesignated preferred stock as Series A Preferred Stock and 5,000,000 shares of its authorized but undesignated preferred stock as Series B Preferred Stock. Each share of Series A Preferred Stock is convertible into one hundred shares of Common Stock and maintains a number of votes equal to the number of shares of Common Stock each share of Series A Preferred Stock is convertible into multiplied by thirty. Each share of Series B Preferred Stock is convertible into four hundred shares of Common Stock, maintains a number of votes equal to the number of shares of Common Stock each share of Series B Preferred Stock is convertible into, provides for a 12% annual coupon payment, is collateralized by the Aircraft and provides for an optional right of participation by the holder in the Company’s operating profits through the redemption and retirement of the shares of Series B Preferred Stock. A copy of the Certificate of Designation filed with the Nevada Secretary of State designating the rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series A Preferred Stock and Series B Preferred Stock has been attached as an exhibit to the previously filed Form 8-K and has been incorporated in its entirety by reference.

Series A Preferred Stock

The Company issued 1,000,000 shares of Series A Preferred Stock to Mr. Alexis Korybut in April, 2011 pursuant to an Employment Agreement between the Company and Mr. Korybut. No registration rights were issued in connection with these shares.  The shares were valued at $100,000.

Series B Preferred Stock

On April 1, 2011, the “Company entered into a binding letter of intent with Cornucopia, Ltd. (“Cornucopia”) in connection with a proposed financing arrangement.

Pursuant to the terms of the letter of intent and subject to further negotiation and final agreements and documentation Cornucopia has agreed to provide the Company up to One Million Dollars (US$1,000,000) in financing as follows:

a.           Initial Financing Terms.  Cornucopia shall provide an initial financing of Four Hundred Thousand Dollars (US$400,000 and the “Initial Financing”) through the sale and issuance by the Company of shares of preferred stock (the “Preferred Stock”) to be designated upon execution of the Definitive Agreements. The Initial Financing and number of shares of Preferred Stock: (i) shall be convertible into 533,333,200 shares of the Company’s restricted common stock, par value $0.001 (the “Common Stock”); (ii) shall maintain a number of votes equal to the number of shares of Common Stock the Preferred Stock is convertible into; (iii) shall provide for a 12% annual coupon payment; (iv) shall be collateralized by certain Company assets to be agreed upon by the parties in the Definitive Agreements; (v) shall provide for a right of participation in the Company’s operating profits to be agreed upon by the parties in the Definitive Agreements; and (vi) shall include (A) a warrant to purchase up to 533,333,200 shares of Common Stock and (B) a warrant to purchase up to 800,000,000 shares of Common Stock.

b.           Subsequent Financing Terms.  Cornucopia shall provide a subsequent financing amount of Six Hundred Thousand Dollars (US$600,000 and the “Subsequent Financing”), as required by and requested by the Company, subject to Cornucopia approval which shall not be unreasonably withheld, through the sale and issuance by the Company of additional shares of Preferred Stock. The Subsequent Financing and shares of Preferred Stock: (i) shall be convertible into shares of Common Stock at a conversion price equal to a fifty percent (50%) discount to the average closing price of the Company’s Common Stock for the thirty (30) day period prior to each Subsequent Financing; (ii) shall maintain a number of votes equal to the number of shares of Common Stock the Subsequent Financing Preferred Stock is convertible into; (iii) shall provide for a 12% annual coupon payment; (iv) shall be collateralized by certain Company assets to be agreed upon by the parties in the Definitive Agreements; and (v) shall provide for a right of participation in the Company’s operating profits to be agreed upon by the parties in the Definitive Agreements.

On April 25, 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “SPA”) for the initial round of the US$1,000,000 financing under the LOI. Pursuant to the terms of the SPA, Cornucopia agreed to provide the Company US$400,000 in financing through the sale and issuance by the Company of a total of 1,333,332 shares of Series B Preferred Stock in two separate tranches. As disclosed in the above reference the Company received the initial financing tranche of US$200,000 through the sale of 666,666 shares of Series B Preferred Stock.

On April 24, 2011, the Company received the second financing tranche of US$200,000 from Cornucopia under the terms of the SPA. Pursuant to the terms of the SPA, the Company agreed to issue Cornucopia an additional 666,666 shares of Series B Preferred Stock (the “T2 Shares”). The T2 Shares: (i) are convertible into 266,666,400 shares of the Company’s restricted common stock, par value $0.001 (the “Common Stock”); (ii) maintain a number of votes equal to the number of shares of Common Stock the T2 Shares are convertible into; (iii) provide for a 12% annual coupon payment; (iv) are collateralized by certain Company assets; and (v) provide for an optional right of participation by Cornucopia in the Company’s operating profits through the redemption and retirement of a portion of the T2 Shares.

On July 22, 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “Second SPA”) wherein Cornucopia purchased an additional 437,445 shares of Preferred Stock for a total purchase price of Two Hundred Thousand Dollars (US$200,000). The rights, preferences and privileges of the Preferred Stock are outlined in the Certificate of Designation designating the Preferred Stock, which was attached as an exhibit to our Form 8-K filed on April 28, 2011 and is hereby incorporated by reference.

NOTE 6 - STOCKHOLDERS' EQUITY:

On August 5, 2011, the Company amended its Articles of Incorporation with the Nevada Secretary of State increasing the Company’s authorized shares of Common Stock to 6,000,000,000.

NOTE 7 – COMMITMENTS:

Compensation Agreements

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

NOTE 8 - OTHER EVENTS:

Services Agreements

On or about May 2, 2011, Company entered into a joint venture Services Agreement (the “Agreement”) with Tactical Air Support, Inc., a Nevada corporation (“Tac-Air”) relating to the capital lease and operation of an Embraer EMB 314 Super Tucano aircraft (the “Aircraft”). The Embraer EMB 314 Super Tucano is world renowned for its capabilities in counter insurgency and air to ground ordnance deliveries.

Pursuant to the terms of the Agreement, the Aircraft was leased in the name of Tac-Air under a capital lease, with Tac-Air maintaining full control of the Aircraft and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Aircraft. Tactical Air Defense Services, Inc. has deliver $80,280.00 as a security deposit (the “Deposit”) under the lease of the Aircraft, with Tac-Air required to compensate the Company with an interest payment equal to one percent (1%) of the Deposit payable monthly. In addition, the Company is entitled to thirty percent (30%) of the operating profit received by Tac-Air relating to work performed with the Aircraft. A copy of the Agreement has been attached to this Form 8-K and incorporated herein by reference in its entirety.

On or about June 2, 2011, the Company entered into a Letter of Intent (the “LOI”) with Tactical Air Support, Inc. (“Tac-Air”) relating to the proposed acquisition (the “Acquisition”) of certain aircraft (the “Aircraft”). A copy of the LOI has been attached to the previously filed Form 8-K and incorporated herein by reference in its entirety.  Subject to further Definitive Agreements (as defined in the LOI) and pursuant to the terms of the LOI, in the event the parties are able to complete the Acquisition of the Aircraft, the Aircraft is to be purchased in the name of Tac-Air, with Tac-Air maintaining full control of the Aircraft and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Aircraft.

Subject to further Definitive Agreements and pursuant to the terms of the LOI, Tactical Air Defense Services, Inc. shall be responsible for the acquisition of necessary funding related to the Acquisition and shall receive the right to receive fifty percent (50%) of all future profits derived from the operation, sale, lease or any other use of the Aircraft.

Previously, on December 10, 2010, the parties entered into an Agreement and Plan of Merger (the “Merger”) related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, the parties are currently in non-binding negotiations to finalize the proposed Merger. In the event the parties are able to finalize and close the Merger while the Aircraft continues to be employed under the Definitive Agreements, subject to further agreement between the parties, such Definitive Agreements shall be terminated and the Aircraft shall continue to be employed by the combined entity.

On July 22, 2011, the Company entered into a Binding Letter of Intent (the “LOI”) with Tactical Air Support, Inc. (“Tac-Air”) in connection with certain government services contracts Tac-Air is currently seeking (the “Services Contracts”).  Subject to further definitive agreements and pursuant to the terms of the LOI, in the event Tac-Air is awarded the Services Contracts, the Company will receive the right to thirty percent (30%) of all future net profits derived from the Services Contracts.

In connection with the LOI and Services Contracts, the Company has provided Tac-Air funding codified by a secured promissory note issued to the Company by Tac-Air in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of Tac-Air’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in Tac-Air. A copy of the Note has been attached as an exhibit to the previously filed Form 8-K, and is hereby incorporated by reference.

Financing Agreement

On July 22, 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “Second SPA”) wherein Cornucopia purchased an additional 437,445 shares of Preferred Stock for a total purchase price of Two Hundred Thousand Dollars (US$200,000). The rights, preferences and privileges of the Preferred Stock are outlined in the Certificate of Designation designating the Preferred Stock, which was attached as an exhibit to our Form 8-K filed on April 28, 2011 and is hereby incorporated by reference.

Debenture Issuances

On July 1, 2011, the Company issued a Convertible Debenture in a principle amount of $39,000.00 to Alexis Korybut as consideration for unpaid salary and expenses during Q-2/2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 31,200 shares of Common Stock at a conversion price of $0.00125 per share.

On July 1, 2011, the Company issued a Convertible Debenture in a principle amount of $25,000.00 to The Bingham Law Group as consideration for unpaid legal fees as of 7/1/2011 to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,000,000 shares of Common Stock at a conversion price of $0.00125 per share.

Increase in Authorized Shares

On August 5, 2011, the Company amended its Articles of Incorporation with the Nevada Secretary of State increasing the Company’s authorized shares of Common Stock to 6,000,000,000.

Legal Proceedings

Mr. Charlie Searock, a former executive officer of our company, has brought a laws suit in the District Court of the 336th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  In November, 2010, the District Court of the 336th Judicial District of Grayson County, Texas ruled in favor of Searock against the Company and four other defendants, and awarded to Searock a judgment of $524,000 jointly and severally with all defendants, $524,000 jointly and severally with all defendants for damages, and $2,000,000 against the Company for punitive damages.  The Company has filed an appeal in the Ft. Worth Court of Appeals and firmly believes that the judgment will be dismissed in its entirety not only based upon the merits of the case, but also because the Company and the other four defendants were all denied “due-process” in that none of the defendants including the Company was served with notice of the court date, and as such, none of the defendants were present to offer any defense.  Searock claims that all defendants were properly served, curiously, however no proof of such was requested by the presiding judge who then proceeded to issue the judgment against the defendants.  Most recently, the company has filed an appeal contesting a temporary restraining order issued in July, 2011 in connection with the judgment for which it did not have an opportunity to defend itself in court.  The Company believes that all of the above will be overturned when it has the opportunity to defend itself through the Appellate Court.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines. However, as of the date of this Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot finance and take possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. However, the Company was recently denied a permanent injunction against M&M and although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

As of June 30, 2011, TADS is not a party to any other pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened.

NOTE 9 – NOTES RECEIVABLE

On July 22, 2011, Tactical Air Defense Services, Inc., a Nevada corporation (the “Company”) entered into a Binding Letter of Intent (the “LOI”) with Tactical Air Support, Inc., a Nevada corporation (“Tac-Air”) in connection with certain government services contracts Tac-Air is currently seeking (the “Services Contracts”).

Subject to further definitive agreements and pursuant to the terms of the LOI, in the event Tac-Air is awarded the Services Contracts, the Company will receive the right to thirty percent (30%) of all future net profits derived from the Services Contracts.

In connection with the LOI and Services Contracts, the Company has provided Tac-Air funding codified by a secured promissory note issued to the Company by Tac-Air in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of Tac-Air’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in Tac-Air. A copy of the Note has been attached as an exhibit to this Form 8-K, and is hereby incorporated by reference.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines.  Approximately $2,000,000 is required to complete the purchase of the assets under the M&M Agreement and the Company believes the ability to raise financing to cover such acquisition costs is good, however, as of the date of this Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot move forward on any financing or possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. Despite the legal hurdles, the Company is currently exploring a number of financing proposals for the funding of the acquisition of the assets. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. However, the Company was recently denied an permanent injunction and although the Company believes it will ultimately prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

The Company is currently exploring other opportunities to acquire military aircraft and other military assets in order to further its business strategy. In order to acquire any such military assets, the Company would either need to lease such assets with the requirement an upfront payment of a minimal security deposit, or purchase such assets. In either lease or purchase scenario, the Company would need additional funding and is currently exploring asset-based financing for the assets which it is contemplating purchasing and/or leasing, although it cannot give assurances that any such funding will be available to the Company for such use.

RESULTS OF OPERATIONS

Revenues

	Six months ended June
	2011	2010
Total Sales	$0	$0

We had no revenues for the six months ended June 30, 2011 or 2010.

Operating Expenses

	Six months ended June 30
	2011	2010
Operating Expense	$1,086,244	$477,627

Total operating costs of $1,086,244 for the six months ended June 30, 2011 and $477,627 for the six months ended June 30, 2010 consisted of general and administrative expenses, including the compensatory element of stock issuances for such periods.

Net Profit (Loss)

	Six months ended June 30
	2011	2010
Net Profit (Loss)	($1,276,498)	($538,143)

For the six months ended June 30, 2011, we sustained net losses of $1,276,948 as compared with net losses of $538,143 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As at June 30, 2011, the Company had total assets of $330,884. There were liabilities of $2,464,137 comprised of $221,147 in accounts payable and $2,242,990 in long term debentures. Assets of $330,884 and liabilities of $2,464,137 resulted in a working capital deficiency of $2,133,253. The Company reported total stockholders’ deficit of $2,133,253 at June 30, 2011. We anticipate that our current cash on hand of $4,384 as of June 30, 2011 is not sufficient to satisfy our cash requirements without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the year ended December 31, 2011, the Company believes that it will expend funds on the following:

-

Expenses related to the acquisition of potential contracts;

-

Leasing and refurbishment of certain military aircraft and equipment; and

-

Hiring of additional employees and independent contractors to fulfill potential contracts.

Total current judgments outstanding against the Company are described more fully in Part II; Item 1. Legal Proceedings. Considering the overall current legal proceedings described more fully in Part II; Item 1. Legal Proceedings and those specific to the acquisition of assets under the M&M Agreement described above in Part I.; Item 2. Management’s Discussion and Analysis or Plan of Operations; Overview and Plan of Operation; Current Asset Status, the Company has and expects to continue to expend significant funds on legal expenses.  Legal expenses have been a burden upon the liquidity of the company since early 2010, and continue to be so, although we believe a portion of these expenses will be greatly reduced in the coming year as the litigation is anticipated to be resolved within that time frame. Considering the importance of some of the current litigation to the Company, although it is an expense that we would prefer not to incur, our management believes that it is a necessary expense and we believe we can obtain financing to continue to fund the litigation.  In connection with the Searock judgments against the Company, it is the Company’s position that it will be overturned on appeal in light of both the evidence and the fact that the Company did not receive proper notice of impending litigation and was not able to present any defense, and as such, until such time as final determinations by the courts have been made, we do not expect these judgments against the Company to affect our liquidity.

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

As further disclosed below in “Contractual Obligations; Other Agreements”, pursuant to the LOI and subsequent Initial SPA and Second SPA (as defined below), the Company has closed financings with Cornucopia, Ltd. (“Cornucopia”) in the total amount of $600,000 through the sale of 1,770,777 shares of Series B Preferred Stock (the “Preferred Stock”). We have used and expect to continue to use this initial $600,000 of financing in order to (i) help satisfy our immediate liquidity needs, and (ii) lease certain military aircraft that we believe will begin to generate revenue and earnings such that it will cover a material portion of our broader and future liquidity needs. Considering the $2,000,000 in estimated capital required to complete the purchase of the assets under the M&M Agreement and the legal expenses associated with the M&M Agreement and those required to defend against the judgments against us, the $600,000 in immediate financing will not completely satisfy our current liquidity needs. We are also pursuing a number of contracts that we believe will generate revenues and earnings to cover any outstanding liquidity shortfall. In addition, although we can make no guarantees, we believe that the current M&M litigation for the related aircraft and parts will be settled in our favor, and that the acquisition of said assets will greatly change the liquidity prospects of the Company due to either putting such aircraft to work on contract or by selling the assets at a significant premium to the price that the Company will have paid for such assets.

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

Debt Obligations

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

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,00.00 to Brad Hacker as consideration for accrued accounting fees.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 10,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $75,000.00 to Jamie as consideration for indemnification to Goldstein.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 50,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

On July 1, 2011, the Company issued a Convertible Debenture in a principle amount of $39,000.00 to Alexis Korybut as consideration for unpaid salary and expenses for Q-2/2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 31,200 shares of Common Stock at a conversion price of $0.00125 per share.

On July 1, 2011, the Company issued a Convertible Debenture in a principle amount of $25,000.00 to the Bingham Law Group as consideration for unpaid legal fees as of 7/1/2011 to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,000,000 shares of Common Stock at a conversion price of $0.00125 per share.

Other Agreements

Cornucopia Financing

On April 1, 2011, the Company entered into a letter of intent (the “LOI”) with Cornucopia in connection with a proposed financing arrangement. A copy of the LOI was attached as an exhibit to our Form 8-K filed on April 5, 2011, the terms of which are hereby incorporated by reference. Pursuant to the terms of the LOI and subject to further negotiation and final agreement and documentation, Cornucopia agreed to provide the Company up to One Million Dollars (US$1,000,000) in separate rounds of financing.

On April 25, 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “Initial SPA”) for the initial round of the One Million Dollar (US$1,000,000) financing under the LOI. Pursuant to the terms of the Initial SPA, Cornucopia agreed to provide the Company with an initial Four Hundred Thousand Dollars (US$400,000) in financing through the sale and issuance by the Company of a total of 1,333,332 shares of Series B Preferred Stock (the “Preferred Stock”) in two separate tranches. A copy of the Initial SPA was attached as an exhibit to our Form 8-K filed on April 28, 2011, the terms of which are hereby incorporated by reference. As disclosed in the above reference Form 8-K and our Form 8-K filed on May 26, 2011, the Company has closed the initial round of Four Hundred Thousand Dollars (US$400,000) in financing.

Pursuant to the terms of the LOI, Cornucopia agreed to provide subsequent financing in the total amount of Six Hundred Thousand Dollars (US$600,000 and the “Subsequent Financing”), as required by and requested by the Company, through the sale and issuance by the Company of additional shares of Preferred Stock.

On July 22, 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “Second SPA”) wherein Cornucopia purchased an additional 437,445 shares of Preferred Stock for a total purchase price of Two Hundred Thousand Dollars (US$200,000). The rights, preferences and privileges of the Preferred Stock are outlined in the Certificate of Designation designating the Preferred Stock, which was attached as an exhibit to our Form 8-K filed on April 28, 2011 and is hereby incorporated by reference. A copy of the Second SPA has been attached as an exhibit to our Form 8-K filed on August 12, 2011 and is hereby incorporated by reference.

The terms and conditions of the proposed and possible future Subsequent Financings under the LOI shall remain governed by the terms of the LOI.

Tac-Air Services Agreements

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

As disclosed in our Form 8-K filed on June 3, 2011, on or about June 2, 2011, the Company entered into a Letter of Intent (the “LOI”) with Tac-Air relating to the proposed acquisition (the “Acquisition”) of certain aircraft (the “Aircraft”). A copy of the LOI was attached to the Form 8-K filed on June 3, 2011 and incorporated herein by reference in its entirety. Subject to further Definitive Agreements (as defined in the LOI) and pursuant to the terms of the LOI, in the event the parties are able to complete the Acquisition of the Aircraft, the Aircraft is to be purchased in the name of Tac-Air, with Tac-Air maintaining full control of the Aircraft and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Aircraft. Subject to further Definitive Agreements and pursuant to the terms of the LOI, Tactical Air Defense Services, Inc. shall be responsible for the acquisition of necessary funding related to the Acquisition and shall receive the right to receive fifty percent (50%) of all future profits derived from the operation, sale, lease or any other use of the Aircraft.

As disclosed in our Form 8-K filed on July 28, 2011, on or about July 22, 2011, the Company entered into a Binding Letter of Intent (the “LOI”) with Tac-Air in connection with certain government services contracts Tac-Air is currently seeking (the “Services Contracts”). Subject to further definitive agreements and pursuant to the terms of the LOI, in the event Tac-Air is awarded the Services Contracts, the Company will receive the right to thirty percent (30%) of all future net profits derived from the Services Contracts. In connection with the LOI and Services Contracts, the Company has provided Tac-Air funding codified by a secured promissory note issued to the Company by Tac-Air in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of Tac-Air’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in Tac-Air. A copy of the Note has been attached as an exhibit to our Form 8-K filed on June 3, 2011 and hereby incorporate by reference.

Previously, on December 10, 2010, the parties entered into an Agreement and Plan of Merger (the “Merger”) related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, the parties are currently in non-binding negotiations to finalize the proposed Merger. In the event the parties are able to finalize and close the Merger while any outstanding ventures continue to exist between the Company and Tac-Air, subject to further agreement between the parties, such arrangements shall be terminated and shall continue to be pursued by the combined entity.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2011, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were originally described in the Company’s Form 10-K for the period ending December 31, 2010 and are again outlined below:

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

During our most recently completed fiscal quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.

LEGAL PROCEEDINGS

Mr. Charlie Searock (“Searock”), a former executive officer of our company, has brought a laws suit in the District Court of the 336th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  On October 25, 2010, Searock was awarded a default judgment of $1,248,962 including accrued interest, jointly and severally against TADS and the other defendants, all of whom who failed to appear for trial, and an award of exemplary damages of $2,000,000 against TADS.   Searock claims that TADS and the other defendants were given notice of the trial, however it is TADS assertion and the assertion of the other defendants that none one of the defendants, including TADS, ever received notice of the trial, were unaware of the trial, and that the judgment is without merit.  TADS has filed an appeal in the Appellate Court of fort Worth, Texas, and is in the process of vigorously contesting the judgment based upon not having received notice, and although no assurances can be given, the Company believes that the judgment will be vacated by the Court. Most recently, the company has filed an appeal contesting a temporary restraining order issued in July, 2011 in connection with the judgment for which it did not have an opportunity to defend itself in court.  The Company believes that all of the above will be overturned when it has the opportunity to defend itself in court.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines. However, as of the date of this Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot finance and take possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. However, the Company was recently denied a permanent injunction against M&M and although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

Convertible Debentures

Second Quarter of 2011

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

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,00.00 to Brad Hacker as consideration for accrued accounting fees.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 10,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $75,000.00 to Jamie as consideration for indemnification to Goldstein.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 50,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

Subsequent Event Issuances

On July 1, 2011, the Company issued a Convertible Debenture in a principle amount of $39,000.00 to Alexis Korybut as consideration for unpaid salary.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 31,200 shares of Common Stock at a conversion price of $0.00125 per share.

On July 1, 2011, the Company issued a Convertible Debenture in a principle amount of $25,000.00 to the Bingham Law Group as consideration for unpaid legal fees as of 7/1/2011 to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,000,000 shares of Common Stock at a conversion price of $0.00125 per share.

Issuance of Common Stock

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

Series A Preferred Stock

The Company issued 1,000,000 shares of Series A Preferred Stock to Mr. Alexis Korybut in April, 2011 pursuant to an Employment Agreement between the Company and Mr. Korybut. No registration rights were issued in connection with these shares.  The shares were valued at $100,000.

Series B Preferred Stock

On April 25, 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “SPA”) for the initial round of the US$1,000,000 financing under the LOI. Pursuant to the terms of the SPA, Cornucopia agreed to provide the Company US$400,000 in financing through the sale and issuance by the Company of a total of 1,333,332 shares of Series B Preferred Stock in two separate tranches. As disclosed in the above reference the Company received the initial financing tranche of US$200,000 through the sale of 666,666 shares of Series B Preferred Stock at a purchase price of $0.30 per share.

On April 24, 2011, the Company received the second financing tranche of US$200,000 from Cornucopia under the terms of the SPA. Pursuant to the terms of the SPA, the Company agreed to issue Cornucopia an additional 666,666 shares of Series B Preferred Stock (the “T2 Shares”) at a purchase price of $0.30 per share. The T2 Shares: (i) are convertible into 266,666,400 shares of the Company’s restricted common stock, par value $0.001 (the “Common Stock”); (ii) maintain a number of votes equal to the number of shares of Common Stock the T2 Shares are convertible into; (iii) provide for a 12% annual coupon payment; (iv) are collateralized by certain Company assets; and (v) provide for an optional right of participation by Cornucopia in the Company’s operating profits through the redemption and retirement of a portion of the T2 Shares.

On July 22, 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “Second SPA”) wherein Cornucopia purchased an additional 437,445 shares of Preferred Stock for a total purchase price of Two Hundred Thousand Dollars (US$200,000) at a purchase price of $0.45 per share. The rights, preferences and privileges of the Preferred Stock are outlined in the Certificate of Designation designating the Preferred Stock, which was attached as an exhibit to our Form 8-K filed on April 28, 2011 and is hereby incorporated by reference.

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

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

REMOVED AND RESERVED

None.

ITEM 5.

OTHER INFORMATION

On August 5, 2011, the Company amended its Articles of Incorporation with the Nevada Secretary of State increasing the Company’s authorized shares of Common Stock. A complete description of the increase and a copy of the amendment to the Articles of Incorporation have been provided in the Company’s Definitive Schedule 14C Information Statement filed on July 5, 2011, the terms of which are hereby incorporated by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2011, to be signed on its behalf by the undersigned on August 22, 2011 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)