Form 10-Q/A
period 2011-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2011-09-12
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

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

3,238,081,244 common shares outstanding, $0.001 par value, as of September 9, 2011

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Tactical Air Defense Services, Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is solely to furnish: (i) certain promissory note exhibits described in the Form 10-Q but not properly exhibited; and (ii) Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

ITEM 6.

EXHIBITS

Exhibit #	Title

3.1

Articles of Incorporation and all amendment to date thereto. (Attached as exhibits to our Amended Form 10-Q for the period ended September 30, 2010 filed with the SEC on May 10, 2011 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

10.1	Convertible Promissory Note issued to Alexis Korybut dated July 1, 2011.

10.2	Convertible Promissory Note issued to The Bingham Law Group, APC dated July 1, 2011.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation LinkBase

101.DEF**	XBRL Taxonomy Extension Definition LinkBase

101.LAB**	XBRL Taxonomy Extension Label LinkBase

101.PRE**	XBRL Taxonomy Extension Presentation LinkBase

*Filed with our original Form 10-Q on August 22, 2011.

****XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amended Quarterly Report on Form 10-Q for the period ended June 30, 2011, to be signed on its behalf by the undersigned on September 9, 2011 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)