Form 10-Q
period 2011-09-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2011-11-21
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

3,438,059,244 common shares outstanding, $0.001 par value, as of November 21, 2011

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

PART I

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$-	$168
Loans Receivable	326,500	165,000
Total Current Assets	326,500	165,168
Property and Equipment, net	-	-

TOTAL ASSETS	$326,500	$165,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$190,147	$154,500
Short-Term Debentures, including accrued interest	-	-
Total Current Liabilities	190,147	154,500
Long-Term Debentures, including accrued interest	2,232,708	1,543,503
TOTAL LIABILITIES	2,422,855	1,698,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, Series A-$.001 par value; 50,000,000 shares authorized; - 1,000,000 and -0- shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively

	1,000	-
Preferred stock, Series B-$.001 par value; 5,000,000 shares authorized; - 2,195,401shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively

	2,195	-
Preferred stock, Series C-$.001 par value; 5,000,000 shares authorized; - 2,000,000 shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively

	2,000	-
Common stock-$.001 par value; 30,000,000,000 shares authorized; - 2,997,935,294 and 2,987,935,294 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively

	3,238,081	2,984,443
Additional paid-in-capital	36,112,898	35,425,158
Accumulated deficit	(41,447,334)	(39,942,436)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,096,355)	(1,532,835)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$326,500	$165,168

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
REVENUES
Operating costs
General and administrative, including compensatory element of stock issuance of $13,492 for the quarter ended September 30, 2011	$137,398	$249,209	$1,223,642	$726,836

TOTAL COSTS	137,398	249,209	1,223,642	726,836
OPERATING LOSS	(137,398)	(249,209)	(1,223,642)	(726,836)

OTHER (EXPENSE) INCOME:
Interest expense	(91,002)	(52,152)	(206,256)	(176,924)
Impairment of asset	-	(88,000)	-	(88,000)
TOTAL OTHER EXPENSES	(91,002)	(140,152)	(206,256)	(264,924)

NET LOSS	$(228,400)	$(389,361)	$(1,429,898)	$(991,760)
Legal Settlement	$-	$-	$(75,000)	$-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(228,400)	$(389,361)	$(1,504,898)	$(991,760)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	2,997,935,294	2,169,069,420	2,995,932,757	1,868,922,750

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,504,898)	$(991,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset	-	88,000
Bad Debt Reserve		-
Stock-based compensation	113,492	421,370
Changes in operating assets and liabilities:
Accounts payable	35,647	3,346
Accrued liabilities	-	-
Net Cash Used in Operating Activities	(1,355,759)	(479,044)
CASH USED IN INVESTING ACTIVITIES
Increase in Notes Receivable	(161,500)	-
Net Cash Used in Investing Activities	-	-
	(161,500)	-
Increase in Notes Payable for Services	736,081	-
Proceeds from sale of common stock	-	33,200
Proceeds from convertible debt	400,000	368,136
Convertible Notes Converted to Stock	381,010	-
Net Cash Provided by Financing Activities	1,517,091	401,336
Increase (Decrease) in cash	(168)	(77,708)
Cash - Beginning of period	168	107,364
Cash - End of period	$-	$29,656
Interest paid	$-	$-
Taxes paid	$-	$-

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of September 30, 2011 of approximately $41,447, 000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the quarter ended September 30, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

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

As of September 30, 2011, the property and equipment held by the Company have been reviewed, and it was determined that the value had been impaired 100%.

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

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with FASB ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for quarters ended September 30, 2011 and 2010 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

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

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance.

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

See Preferred Stock below for additional information of the conversion of funding to preferred stock

Pursuant to a Securities Purchase Agreement, in August, 2011, the Company sold 437,445 shares of Preferred Stock to Cornucopia, Ltd. at a purchase price of $0.45 per share. The gross proceeds of the offering totaled $200,000.

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

On April 1, 2011, the Company issued a Convertible Debenture in a principle amount of $75,000.00 to Jamie Goldstein as consideration for indemnification to Goldstein.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 50,000,000 shares of Common Stock at a conversion price of $0.0015 per share.

Third Quarter of 2011

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

Conversion of Notes and Exercise of Warrants

Second Quarter of 2011

No Notes or Warrants were converted during the second quarter of 2011

Third Quarter of 2011

On August 16, 2011, a Convertible Promissory Note issued to the Gary Fears Trust on April 1, 2010 in a principle amount of $32,078.26, was converted, together with accrued interest of $5,294.23, for a total amount of $37,372.49, at a conversion price of $0.00125, into 29,897,993 shares of restricted Common Stock of the Company.

On August 16, 2011, $35,000.00 of principle of convertible Promissory Note issued to the Gary Fears Trust on May 19, 2010 in a principle amount of $150,000.00 was converted, together with accrued interest of $5,224.11, for a total amount of $40,224.11, at a conversion price of $0.00075, into 53,632,146 shares of restricted Common Stock of the Company.

On August 16, 2011, $30,057.66 of principle of convertible Promissory Note issued to the Gary Fears Trust on January 1, 2010 in a principle amount of $51,008.96 was converted, together with accrued interest of $5,850.13, for a total amount of $35,907.79, at a conversion price of $0.0006884, into 52,161,224 shares of restricted Common Stock of the Company.

On August 16, 2011, $36,200.00 of principle of convertible Promissory Note issued to the GFMB, LLC on December 31, 2010 in a principle amount of $176,108.00 was converted, together with accrued interest of $2,713.51, for a total amount of $38,913.51, at a conversion price of $0.00075, into 51,884,683 shares of restricted Common Stock of the Company.

On August 16, 2011, a Convertible Promissory Note issued to Alexis Korybut on July 1, 2010 in a principle amount of $33,945.68, was converted, together with accrued interest of $2,293.43, for a total amount of $36,239.11, at a conversion price of $0.0006884, into 52,642,513 shares of restricted Common Stock of the Company.

Retirement of Debt

In May, 2011, The Company retired a non-convertible Debenture issued to Jamie Goldstein in the amount of $110,000.

In May, 2011, the Company retired $6,000 of a $25,000 Convertible Debenture issued to Dwight Barnell.

Issuance of Common Stock

Second Quarter of 2011

The Company issued 10,000,000 shares of restricted Common Stock to Air Support Systems, LLC in May 2011 pursuant to the terms of a lease agreement between the Company and Air Support Systems, LLC executed on May 18, 2010, for which the Common Stock had previously not been issued. No registration rights were issued in connection with these shares.  The shares were valued at $15,000.

Third Quarter of 2011

The Company issued 29,897,993 shares of restricted Common Stock to John Brannigan in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $32,078.26 and accrued interest of $5,294.23, for a total consideration of $37,372.49. No registration rights were issued in connection with these shares.

The Company issued 53,632,146 shares of restricted Common Stock to Kristen Zankl in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $35,000.00 and accrued interest of $5,224.11, for a total consideration of $40,224.11.  No registration rights were issued in connection with these shares.

The Company issued 52,161,224 shares of restricted Common Stock to GFMB, LLC in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $30,057.66 and accrued interest of $5,850.13, for a total consideration of $35,907.79.  No registration rights were issued in connection with these shares.

The Company issued 51,884,683 shares of restricted Common Stock to Suncrest Industries, LLC in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $36,200.00 and accrued interest of $2,713.51, for a total consideration of $38,913.51.  No registration rights were issued in connection with these shares.

The Company issued 52,642,513 shares of restricted Common Stock to Estella A. Korybut Irrevocable Trust in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $33,954.68 and accrued interest of $2,293.43, for a total consideration of $36,239.11.  No registration rights were issued in connection with these shares.

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

-

On or about February 8, 2011, Tactical Air Defense Services, Inc. (the “Company”) appointed Mr. Peter C. Maffitt to its Board of Directors.

-

On or about March 20, 2011, we terminated DeJoya Griffith & Company, LLC as our auditors and we retained the firm of Malcolm Pollard CPA, LLC to review all interim period financial statements going forward and audit our financial statements. Such change in accountant was approved by the Company’s board of directors. At no time prior to our retention of Malcolm Pollard CPA, LLC, did we, or anyone on our behalf, consult with Malcolm Pollard CPA, LLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

-

On or about May 2, 2011, Tactical Air Defense Services, Inc., a Nevada corporation (the “Company”) entered into a joint venture Services Agreement (the “Agreement”) with Tactical Air Support, Inc., a Nevada corporation (“Tac-Air”) relating to the capital lease and operation of an Embraer EMB 314 Super Tucano aircraft (the “Aircraft”). The Embraer EMB 314 Super Tucano is world renowned for its capabilities in counter insurgency and air to ground ordnance deliveries.

-

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

-

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

-

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

-

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

-

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

-

On or about November 7, 2011, the Company was informed that Malcolm Pollard, Inc. resigned as our auditors and we retained the firm of Hamilton, PC to review all interim period financial statements going forward and audit our financial statements. Such change in accountant was approved by the Company’s board of directors. At no time prior to our retention of Hamilton, PC, did we, or anyone on our behalf, consult with Hamilton, PC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

Debenture Issuances

On October 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,500.00 to Alexis Korybut as consideration for unpaid salary and expenses during Q-3/2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,666,.667 shares of Common Stock at a conversion price of $0.00075 per share.

On October 1, 2011, the Company issued a Convertible Debenture in a principle amount of $1,500.00 to Jamie Goldstein as consideration for loans to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 2,000,000 shares of Common Stock at a conversion price of $0.00075 per share.

Issuance of Common Stock

Pursuant to a Securities Purchase Agreement, in November, 2011, the Company issued 174,978,000 shares of restricted Common Stock to Chris Clark in connection with the August, 2011 purchase and conversion of 437,445 shares of Preferred Stock by Cornucopia, Ltd., for a total consideration of $200,000.  No registration rights were issued in connection with these shares.

In November, 2011, the Company issued 25,000,000 shares of restricted Common Stock to Peter Maffitt as consideration for serving of the Board of Directors of the Company as of February, 2011.  The shares are deemed to have a value of $12,500.  No registration rights were issued in connection with these shares.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines. However, as of the date of this Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot finance and take possession of the assets until such time as this issue is resolved. We re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts, however the Company was recently denied a permanent injunction against M&M and although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

As of September 30, 2011, TADS is not a party to any other pending litigation or legal proceeding that is not in the ordinary course of business. To our knowledge, no such proceedings are threatened.

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

OVERVIEW AND PLAN OF OPERATION

Tactical Air Defense Services, Inc. (“TADS”) is a Nevada public corporation that offers air-combat training, aerial refueling, aircraft maintenance training, and other Aerospace/Defense services to the United States and Foreign militaries and agencies. The Company is currently a developmental stage company with limited current business operations, no active contracts in operation and uncertain viability.

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

In conjunction with our joint-venture partner, Tactical Air support Services, Inc., we are currently pursuing and negotiating for the acquisition of maintenance and air training contracts with both the United States Department of Defense and various foreign militaries, but for security purposes, cannot disclose the countries with which we are engaged in discussions or bids. We believe that our most likely future revenues will come from foreign and domestic military training, both air and maintenance. Some of the contracts that we are pursuing can be executed without planes or other physical assets, but the acquisition of additional planes and equipment would greatly enhance our ability to capture contracts.  In May, 2011, through Tactical Air Support, Inc., we leased an Embraer Super-Tucano aircraft that we believe will soon be put to work on a contract.  In addition, we are currently engaged in litigation to secure certain aircraft and parts that we believe have been improperly interfered with by third parties.  We have been pursuing this remedy diligently and although we believe that we will prevail and will successfully acquire the assets, the timing is uncertain as is the eventual outcome. Although we believe we will prevail in the acquisition of such assets, we are currently exploring other opportunities to acquire military aircraft and other military assets in order to further our business strategy. In order to acquire any such military assets, the Company would either need to lease such assets with the requirement of an upfront payment of a minimal security deposit, or purchase such assets. In either lease or purchase scenario, the Company would need additional funding and is currently exploring asset-based financing for the assets which it is contemplating purchasing and/or leasing, although it cannot give assurances that any such funding will be available to the Company for such use.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines.  Approximately $2,000,000 is required to complete the purchase of the assets under the M&M Agreement and the Company believes the ability to raise financing to cover such acquisition costs is good, however, as of the date of this Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot move forward on any financing or possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. Despite the legal hurdles, the Company is currently exploring a number of financing proposals for the funding of the acquisition of the assets. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines. However, the Company was recently denied a permanent injunction and although the Company believes it will ultimately prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

RESULTS OF OPERATIONS

Liquidity and Capital Resources

As at September 30, 2011, the Company had total assets of $326,500. There were liabilities of $2,442,855 comprised of $190,147 in accounts payable and $2,232,708 in long term debentures. Assets of $326,500 and liabilities of $2,442,855 resulted in a working capital deficiency of $2,096,355. The Company reported total stockholders’ deficit of $2,116,355 at September 30, 2011. We anticipate that our current cash on hand of $0 as of September 30, 2011 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the year ends December 31, 2011, the Company believes that it will expend funds on the following:

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

As further disclosed below in “Contractual Obligations; Other Agreements”, pursuant to the LOI and subsequent Initial SPA and Second SPA (as defined below), the Company has closed financings with Cornucopia, Ltd. (“Cornucopia”) in the total amount of $600,000 through the sale of 1,770,777 shares of Series B Preferred Stock (the “Preferred Stock”). We have used this initial $600,000 of financing in order to (i) help satisfy our immediate liquidity needs, and (ii) lease certain military aircraft that we believe will begin to generate revenue and earnings such that it will cover a material portion of our broader and future liquidity needs. Considering the $2,000,000 in estimated capital required to complete the purchase of the assets under the M&M Agreement and the legal expenses associated with the M&M Agreement and those required to defend against the judgments against us, the $600,000 in immediate financing has not completely satisfied our current liquidity needs. We are also pursuing a number of contracts that we believe will generate revenues and earnings to cover any outstanding liquidity shortfall. In addition, although we can make no guarantees, we believe that the current M&M litigation for the related aircraft and parts will be settled in our favor, and that the acquisition of said assets will greatly change the liquidity prospects of the Company due to either putting such aircraft to work on contract or by selling the assets at a significant premium to the price that the Company will have paid for such assets.

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

Third Quarter of 2011

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

Fourth Quarter of 2011

On October 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,500.00 to Alexis Korybut as consideration for unpaid salary and expenses during Q-3/2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,666,.667 shares of Common Stock at a conversion price of $0.00075 per share.

On October 1, 2011, the Company issued a Convertible Debenture in a principle amount of $1,500.00 to Jamie Goldstein as consideration for loans to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 2,000,000 shares of Common Stock at a conversion price of $0.00075 per share.

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

As disclosed in our Form 8-K filed on July 28, 2011, on or about July 22, 2011, the Company entered into a Binding Letter of Intent (the “LOI”) with Tac-Air in connection with certain government services contracts Tac-Air is currently seeking (the “Services Contracts”). Subject to further definitive agreements and pursuant to the terms of the LOI, in the event Tac-Air is awarded the Services Contracts, the Company will receive the right to thirty percent (30%) of all future net profits derived from the Services Contracts. In connection with the LOI and Services Contracts, the Company has provided Tac-Air funding codified by a secured promissory note issued to the Company by Tac-Air in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of Tac-Air’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in Tac-Air. A copy of the Note has been attached as an exhibit to our Form 8-K filed on June 3, 2011 and hereby incorporated by reference.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2011, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were originally described in the Company’s Form 10-K for the period ending December 31, 2010 and are again outlined below:

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

During our most recently completed fiscal quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines. However, as of the date of this Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot finance and take possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts, however, the Company was recently denied a permanent injunction against M&M and although the Company believes it will prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

Third Quarter of 2011

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

Subsequent Event Issuances

On October 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,500.00 to Alexis Korybut as consideration for unpaid salary and expenses during Q-3/2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,666,667 shares of Common Stock at a conversion price of $0.00075 per share.

On October 1, 2011, the Company issued a Convertible Debenture in a principle amount of $1,500.00 to Jamie Goldstein as consideration for loans to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 2,000,000 shares of Common Stock at a conversion price of $0.00075 per share.

Issuance of Common Stock

Second Quarter of 2011

The Company issued 10,000,000 shares of restricted Common Stock to Air Support Systems, LLC in May 2011 pursuant to the terms of a lease agreement between the Company and Air Support Systems, LLC executed on May 18, 2010, for which the Common Stock had previously not been issued. No registration rights were issued in connection with these shares.  The shares were valued at $15,000.

Third Quarter of 2011

The Company issued 29,897,993 shares of restricted Common Stock to John Brannigan in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $32,078.26 and accrued interest of $5,294.23, for a total consideration of $37,372.49. No registration rights were issued in connection with these shares.

The Company issued 53,632,146 shares of restricted Common Stock to Kristen Zankl in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $35,000.00 and accrued interest of $5,224.11, for a total consideration of $40,224.11.  No registration rights were issued in connection with these shares.

The Company issued 52,161,224 shares of restricted Common Stock to GFMB, LLC in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $30,057.66 and accrued interest of $5,850.13, for a total consideration of $35,907.79.  No registration rights were issued in connection with these shares.

The Company issued 51,884,683 shares of restricted Common Stock to Suncrest Industries, LLC in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $36,200.00 and accrued interest of $2,713.51, for a total consideration of $38,913.51.  No registration rights were issued in connection with these shares.

The Company issued 52,642,513 shares of restricted Common Stock to Estella A. Korybut Irrevocable Trust in August, 2011 in consideration for the conversion of a Convertible Promissory with a principle amount of $33,954.68 and accrued interest of $2,293.43, for a total consideration of $36,239.11.  No registration rights were issued in connection with these shares.

Subsequent Event Issuances

Pursuant to a Securities Purchase Agreement, in November, 2011, the Company issued 174,978,000 shares of restricted Common Stock to Chris Clark in connection with the August, 2011 purchase and conversion of 437,445 shares of Preferred Stock by Cornucopia, Ltd., for a total consideration of $200,000.  No registration rights were issued in connection with these shares.

In November, 2011, the Company issued 25,000,000 shares of restricted Common Stock to Peter Maffitt as consideration for serving of the Board of Directors of the Company as of February, 2011.  The shares are deemed to have a value of $12,500.  No registration rights were issued in connection with these shares.

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

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

REMOVED AND RESERVED

None.

ITEM 5.

OTHER INFORMATION

Changes in Registrant’s Certifying Accountant.

On or about November 7, 2011, the Company was informed that our former auditor, Malcolm L. Pollard, Inc. had resigned effective September 30, 2011. The decision to resign was the sole decision of the auditor and such resignation was not recommended by the Company’s board of directors or any audit or similar committee.  On or about November 17, 2011, we retained the firm of Hamilton, PC to review all interim period financial statements going forward and audit our financial statements for the year ending December 31, 2011. Such change in accountant was approved by the Company’s board of directors. At no time prior to our retention of Hamilton, PC did we, or anyone on our behalf, consult with Hamilton, PC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

The reports of our prior certifying accountant, Malcolm L. Pollard, Inc., on our financial statements as of and for the year ended December 31, 2010 did not contain an adverse opinion or a disclaimer of opinion nor were qualified or modified as to uncertainty, audit scope, or accounting principles, however, such opinions expressed concerns that, in connection with the Company’s lack of significant revenues, there existed a substantial doubt that the Company would be able to continue as a going concern.

In connection with the review of the interim periods up to the date of resignation as described herein, there were no other disagreements between Malcolm L. Pollard, Inc. and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, nor any advisement of reportable events that, if not resolved to the satisfaction of Malcolm L. Pollard, Inc. would have caused Malcolm L. Pollard, Inc. to make reference to the subject matter of the disagreement or reportable events in connection with its reports on our financial statements for such years.

We have provided a copy of this Report on Form 8-K to Malcolm L. Pollard, Inc. and requested that it provide us with a letter addressed to the SEC stating whether it agrees with the statements made by us in response to this item. A copy of that response letter, dated November 17, 2011 is attached hereto as Exhibit 16.1.

ITEM 6.

EXHIBITS

Exhibit #	Title

3.1

Articles of Incorporation and all amendment to date thereto. (Attached as exhibits to our Amended Form 10-Q for the period ended September 30, 2010 filed with the SEC on May 10, 2011 and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

16.1	Auditor Consent Letter

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2011, to be signed on its behalf by the undersigned on November 21, 2011 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

/s/ Alexis Korybut

By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)