Form 10-K
period 2011-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2012-08-02
CIK 1077915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

  X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

      .

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

(775) 888-6744
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: $.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .No  X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  .No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .No  X  .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,291,857 based upon the closing price of our common stock which was $.0022 on June 30, 2011.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock on June 30, 2011 amounting to approximately 138,303,209 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 27, 2012, there were  6,000,000,000 shares of our common stock outstanding.

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

PART I

Item 1. Description of Business

Tactical Air Defense Services, Inc. (“TADS” or the “Company”) is a Nevada public corporation that offers air-combat training, aircraft maintenance training and other Aerospace/Defense services to the United States and Foreign militaries and agencies. The Company is currently a developmental stage company with uncertain viability and current revenue generating business operations limited to agreements with a joint-venture partner, Tactical Air Support, Inc.

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

We are currently pursuing and negotiating for the acquisition of maintenance and air training contracts, as both a prime contractor and as sub-contractor through certain teaming agreements, with both the United States Department of Defense and various foreign militaries, but for security purposes, cannot disclose the countries with which we are engaged in discussions or bids. We believe that our most likely future revenues will come from foreign military training, both air and maintenance. The contracts that we are pursuing can be executed with or without planes or other physical assets, but the acquisition of planes and equipment would greatly enhance our ability to capture more and larger contracts.  As disclosed below, we are currently engaged in litigation to secure certain aircraft and parts that we believe have been improperly interfered with by third parties.   Although we believe we will prevail in the acquisition of such assets, we are currently exploring other opportunities to acquire military aircraft and other military assets in order to further our business strategy.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Through its past and present relationships with companies licensed by the U.S. Department of Justice (BATF) to import foreign weapons of war, TADS believes it can provide unique Red Air aggressor aircraft.  These are the aircraft that are the actual fighter aircraft currently used substantially many of the former Soviet bloc countries and non-allied nations.

In connection with contracts to provide adversary combat aircraft to the U.S. military, TADS believes it can supply various support services such as adversary pilots, spare parts, service and maintenance of the adversary aircraft, tactical training, actual aggressor simulated combat, and classroom instruction.

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

Tactical Air Support, Inc.

Merger Agreement

On May 20, 2010, the Company entered into a Letter of Intent (the “LOI”) with Tactical Air Support, Inc., a Nevada corporation (“TAS”). TAS is a highly regarded Aerospace/Defense Services contractor founded by a group of former Navy, Marine, and Air Force Weapon’s School Instructors to provide the military and commercial sectors with the highest possible quality of aviation, maintenance and consulting support. Pursuant to the terms of the LOI and subject to further negotiation, the Company agreed to acquire 100% of the equity interest of TAS such that following the transaction, TAS would become a wholly owned subsidiary of the Company. In exchange, the existing shareholders of TAS would be issued 45.75% of post-transaction issued and outstanding shares of the Company’s common stock. A copy of the LOI was attached to our Form 8-K filed with the SEC on May 21, 2010 and incorporated herein by reference in its entirety.

On December 10, 2010, the Company, its wholly owned subsidiary TAS Acquisition Corporation, a Nevada corporation (“TAS Sub”), and TAS entered into an Agreement and Plan of Merger (the “Merger Agreement” or “Merger”). Pursuant to the terms of the Merger Agreement, TAS was to exchange 100% of their equity interest with TAS Sub in exchange for 25,197,795 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). The Preferred Shares were to be designated with the Nevada Secretary of State prior to the closing of the Merger Agreement, and were to be convertible into a total of 2,519,779,500 shares of the Company’s Common Stock and maintain voting rights equal to the number of shares of Common Stock convertible thereunder. Following the closing of the Merger Agreement which, according to the Merger Agreement was to occur on or before January 31, 2011 unless mutually extended by all parties (the “Closing”), TAS was to merge with and into TAS Sub and the merged entity was to continue the existing business operations of TAS as a wholly owned subsidiary of the Company. The Closing was subject to several closing conditions that were to be satisfied prior to Closing, with such conditions outlined in the Merger Agreement. A copy of the Merger Agreement was attached to our Form 8-K filed with the SEC on December 10, 2010 and incorporated herein by reference in its entirety.

On February 1, 2011, the parties to the Merger Agreement entered into an Amendment to the Merger Agreement to provide for an extension of the Closing Date (as defined in the Merger Agreement) until April 31, 2011. A copy of the Amendment to the Merger Agreement was furnished as an exhibit to our Form 8-K filed with the SEC on February 2, 2011and incorporated herein by reference. As of the date of this filing, the Merger Agreement had not closed prior to the termination period and the proposed Merger Agreement has since expired.

Embraer EMB 314 Super Tucano Joint Venture Services Agreement

On or about May 2, 2011, the Company entered into a joint venture Services Agreement (the “JV Agreement”) with TAS relating to the capital lease and operation of an Embraer EMB 314 Super Tucano aircraft (the “Tucano”). Pursuant to the terms of the JV Agreement, the Tucano was leased in the name of TAS under a capital lease, with TAS maintaining full control of the Tucano and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Tucano. The Company delivered $80,280.00 as a security deposit (the “Deposit”) under the lease of the Tucano, with TAS required to compensate the Company with an interest payment equal to one percent (1%) of the Deposit payable monthly. In addition, the Company is entitled to thirty percent (30%) of the operating profit received by TAS relating to work performed with the Tucano. A copy of the JV Agreement was attached to our Form 8-K filed with the SEC on May 10, 2011 and incorporated herein by reference in its entirety.

As of the date of this Form 10-K, the Tucano has been deployed under a revenue-producing contract through a U.S. government contract issued to TAS and has generated total revenues of approximately $70,000 for providing 2 days of training support for the U.S. Army ground forces, and is currently being considered for additional U.S. government contracts.

Previously, as outlined above, the parties entered into a Merger Agreement related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Tucano continues to be employed under the JV Agreement, subject to further agreement between the parties, such JV Agreements shall be terminated and the Tucano shall continue to be employed by the combined entity.

Additional Tactical Air Support, Inc Arrangements

On or about June 2, 2011, the Company entered into a Letter of Intent (the “Aircraft LOI”) with TAS relating to the proposed acquisition (the “Acquisition”) of certain aircraft (the “Aircraft”). A copy of the Aircraft LOI was attached to our Form 8-K filed with the SEC on June 3, 2011 and incorporated herein by reference in its entirety.  Subject to further Definitive Agreements (as defined in the Aircraft LOI) and pursuant to the terms of the Aircraft LOI, in the event the parties are able to complete the Acquisition of the Aircraft, the Aircraft is to be purchased in the name of TAS, with TAS maintaining full control of the Aircraft and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Aircraft. Subject to further Definitive Agreements and pursuant to the terms of the Aircraft LOI, the Company shall be responsible for the acquisition of necessary funding related to the Acquisition and shall receive the right to receive fifty percent (50%) of all future profits derived from the operation, sale, lease or any other use of the Aircraft. Previously, as outlined above, the parties entered into a Merger Agreement related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Aircraft continues to be employed under the Definitive Agreements, subject to further agreement between the parties, such Definitive Agreements shall be terminated and the Aircraft shall continue to be employed by the combined entity.

On July 22, 2011, the Company entered into a Binding Letter of Intent (the “Services LOI”) with TAS in connection with certain government services contracts TAS is currently seeking (the “Services Contracts”).  Subject to further definitive agreements and pursuant to the terms of the Services LOI, in the event TAS is awarded the Services Contracts, the Company will receive the right to thirty percent (30%) of all future net profits derived from the Services Contracts.  In connection with the Services LOI and Services Contracts, the Company has provided TAS funding codified by a secured promissory note issued to the Company by TAS in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of TAS’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in TAS. A copy of the Note has been attached as an exhibit to the previously filed Form 8-K, and is hereby incorporated by reference. As of the date of this filing, the Note is currently in default, but the Company has not yet exercised its option to acquire the 10% ownership interest in TAS. Previously, as outlined above, the parties entered into a Merger Agreement related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Services LOI continues to be in effect, subject to further agreement between the parties, such Services LOI shall be terminated and parties shall continue to work together under the combined entity.

AeroTech Corporation-Acquisition Agreement

On or about July 12, 2012, the Company and AeroTech Corporation, a Florida corporation (“AeroTech”) entered into an Acquisition Agreement (the “Acquisition Agreement”). A copy of the Acquisition Agreement has been attached as an exhibit to our Form 8-K filed on July 20, 2012, the terms of which are hereby incorporated by reference in their entirety. Through the acquisition of AeroTech, the Company will acquire AeroTech’s existing business and assets including, but not limited to, five separate teaming agreements, a sole source justification and approval from the United States Army, and AeroTech’s pre-transaction management team.

Pursuant to the terms of the Acquisition Agreement, the Company will acquire 100% of the equity interest in AeroTech in exchange for the issuance of Five Million shares of the Company’s Series C Preferred Stock to be issued to AeroTech’s existing shareholders upon closing. A copy of the Company’s Certificate of Designation filed with the Nevada Secretary of State on May 31, 2011 outlining the rights, preferences and privileges of the Series C Preferred Stock has been attached as an exhibit to our Form 8-K filed on July 20, 2012, the terms of which are hereby incorporated by reference in their entirety. Following the closing of the Acquisition Agreement which, according to the Acquisition Agreement shall occur on or before August 11, 2012 unless mutually extended by all parties (the “Closing”), AeroTech will continue its existing business operations as a wholly owned subsidiary of the Company.

The Closing is subject to certain closing conditions that must be satisfied prior to Closing, with such conditions outlined in Section 4 of the Acquisition Agreement, including, but not limited to, the appointment and retainment of AeroTech’s existing management to the post transaction entity including: (i) Colonel Scott Patterson to be appointed to the position of Chief Operating Officer; and (ii) Mark Daniels, to be appointed to the position of President. Such appointments shall be subject to subsequent employment agreements with each respective individual, to be executed and finalized upon Closing.

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

We are required to renew such patent applications and, as of the date of this filing, such applications have lapsed without renewal; however, we believe it can be renewed when needed. No assurance can be made that we will be awarded patents or that they will not be challenged. Moreover, no assurance can be made that competitors will not utilize similar procedures to privatize military aircraft.

Employees

As of December 31, 2011, we have two full time employees. In addition, we hire independent contractor labor for executive management, legal, accounting and other administrative functions, on an as needed basis.

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

Item 3. Legal Proceedings

Mr. Charlie Searock (“Searock”), a former executive officer of our company, has brought a laws suit in the District Court of the 336 th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical Training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  On October 25, 2010, Searock was awarded a default judgment of $1,248,962 including accrued interest, jointly and severally against TADS and the other defendants, all of whom who failed to appear for trial, and an award of exemplary damages of $2,000,000 against TADS. Searock claims that TADS and the other defendants were given notice of the trial, however it is TADS assertion and the assertion of the other defendants that none one of the defendants, including TADS, ever received notice of the trial, were unaware of the trial, and that the judgment is without merit. TADS is currently in the process of appealing the judgment in the Texas Appellate Court based upon not having received notice, and although no assurances can be given, the Company believes that the judgment will be vacated by the Court.

On or about July 3, 2012, the Company entered into a Settlement Agreement (the “Daniels Settlement Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Daniels Settlement Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety. Pursuant to the terms of the Daniels Settlement Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Daniels Agreement.

August 3, 2010 certain individuals including Alexander Baranov/Glovatsky and Victor Miller filed an improper and frivolous Involuntary Chapter 7 Petition (the “New Petition”) against the Company in the United States Bankruptcy Court for the Southern District of Florida, in an effort to circumvent the legitimate court process, in direct violation of the Court Order issued by Judge Paul Hyman on May 14, 2010.

The Company immediately requested an emergency Motion to Dismiss the New Petition based upon its contention that:

•

The New Petition violated the Court Order;

•

A majority of the new petitioners were currently involved in civil litigation with TADF; and

•

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

•

Impose sanctions upon the petitioners, and

•

Impose punitive sanctions upon the petitioners if it is determined that the actions of the petitioners violated the Court Order previously issued by U.S. Federal Bankruptcy Court Judge Hyman.

Although no assurances can be given, the Company believes that at the request of the Company, sanctions will be imposed upon the petitioners, and that it will be determined that the petitioners violated the Court Order issued by Judge Hyman.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

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

2011	Low	High
First Quarter	0.0009	0.0025
Second Quarter	0.0009	0.0050
Third Quarter	0.0009	0.0039
Fourth Quarter	0.0005	0.0017

2010	Low	High
First Quarter	0.0011	0.003
Second Quarter	0.0025	0.0308
Third Quarter	0.0035	0.0084
Fourth Quarter	0.0019	0.005

On July 24, 2012, the closing quotation for our common stock was $0.001 per share. As reflected by the high and low prices on the foregoing table, the trading price of the common stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

As of July 25, 2012, there were approximately 222 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

(d) Securities authorized for issuance under equity compensation plans

The Company does not currently maintain any stock option plan, whether approved by shareholders or otherwise, however, the Company does, on occasion issue equity or options as compensation to consultants and employees. Additional detailed information relating to stock and option grants during 2011 can be found below in “Item 11, Executive Compensation” and Item 5(e) “Recent sales of unregistered securities”, the provisions of which are incorporated herein.

(e) Recent sales of unregistered securities.

Issuance of Convertible Debentures

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

Fourth Quarter of 2011

On October 1, 2011, the Company issued a Convertible Debenture in a principle amount of $15,500.00 to Alexis Korybut as consideration for unpaid salary and expenses during Q-3/2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,666,.667 shares of Common Stock at a conversion price of $0.00075 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On October 1, 2011, the Company issued a Convertible Debenture in a principle amount of $1,500.00 to Jamie Goldstein as consideration for loans to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 2,000,000 shares of Common Stock at a conversion price of $0.00075 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On November 22, 2011, the Company issued a Convertible Debenture in a principle amount of $25,000.00 to The Bingham Law Group as consideration for certain unpaid legal fees as of November 22, 2011.  The Convertible Debenture is due and payable as of January 31, 2012, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 33,333,333 shares of Common Stock at a conversion price of $0.00075 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

Issuance of Stock

Common Stock

The Company issued 10,000,000 shares of restricted Common Stock to Air Support Systems, LLC in May 2011 pursuant to the terms of a lease agreement between the Company and Air Support Systems, LLC executed on May 18, 2010, for which the Common Stock had previously not been issued. No registration rights were issued in connection with these shares.  The shares were valued at $15,000.

The Company issued 174,978,000 shares of restricted Common Stock to Chris Clark on November 11, 2011. The shares were issued in consideration for the conversion of 437,445 shares of Series B Preferred Stock that were to be originally issued to Cornucopia, Ltd. in July of 2011 (as further described below) and subsequently assigned to Chris Clark. All 437,445 shares of Series B Preferred Stock were converted at a conversion price of $0.4572 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 25,000,000 shares of restricted Common Stock to Peter Maffitt on November 11, 2011, for compensation for his services for 2011 as a member of the Board of Directors of the Company.  The Shares were valued at $25,000.  No registration rights were issued in connection with these shares.

Series A Preferred Stock

The Company issued 1,000,000 shares of Series A Preferred Stock to Mr. Alexis Korybut in April, 2011 pursuant to an Employment Agreement between the Company and Mr. Korybut. No registration rights were issued in connection with these shares.  The shares were valued at $100,000.

Series B Preferred Stock

The Company issued a total of 1,333,332 shares of Series B Preferred Stock to Cornucopia, Ltd. in April of 2011 at a purchase price of $0.30 per share for a total consideration of $400,000, subject to the terms of certain securities purchase agreements between the Company and Cornucopia, Ltd. The terms and conditions of the securities purchase agreement and related issuance of Series B Preferred Shares is outlined below in Item 9B. Other Information.  No registration rights were issued in connection with these shares. The rights, preferences and privileges of the Series B Preferred Shares are outlined in the Certificate of Designation designating the Preferred Stock, which was attached as an exhibit to our Form 8-K filed on April 28, 2011 and is hereby incorporated by reference

The Company agreed to issue a total of 437,445 shares of Series B Preferred Stock to Cornucopia, Ltd. in July of 2011 at a purchase price of $0.4572 per share for a total consideration of $200,000, subject to the terms of certain securities purchase agreements between the Company and Cornucopia, Ltd. The terms and conditions of the securities purchase agreement and related issuance of Series B Preferred Shares are outlined below in Item 9B. Other Information.  No registration rights were issued in connection with these shares.

Warrants

In April, 2011, in connection with a securities purchase agreement with Cornucopia, Ltd., the Company issued Cornucopia: (a) Series A-100 warrant to purchase up to 533,333,333 shares of Common Stock at an exercise price of $0.00075 for a one year period; and (b) Series A-101 warrant to purchase up to 800,000,000 shares of Common Stock at an exercise price of the lesser of: (A) $0.0025 or (B) a fifty percent (50%) discount to the average closing price of the Common Stock for the thirty (30) trading days prior to exercise of the A-101 warrant. As of the date of this filing, both the Series A-100 and Series A-101 warrants issued to Cornucopia, Ltd. have expired with no exercise of such warrants and no issuance of any shares of Common Stock.

Conversion of Notes and Exercise of Warrants

The Company issued 29,897,993 shares of restricted Common Stock to John Brannigan on August 24, 2011. The shares were issued in consideration for the conversion of a convertible promissory note originally issued to the Gary Fears Trust on April 1, 2010 and subsequently assigned to John Brannigan. The entire principle amount of $32,078.26 and accrued interest of $5,294.23 was converted at a conversion price of $0.00125 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 53,632,146 shares of restricted Common Stock to Kristen Zankl on August 24, 2011. The shares were issued in consideration for the conversion of a portion of a convertible promissory note originally issued to the Gary Fears Trust on May 19, 2010 and subsequently assigned to Kristen Zankl. The principle amount of $35,000.00 and accrued interest of $5,224.11 of the convertible promissory note was converted at a conversion price of $0.00075 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 52,161,224 shares of restricted Common Stock to GFMB, LLC on August 24, 2011. The shares were issued in consideration for the conversion of a portion of a convertible promissory note originally issued to the Gary Fears Trust on January 1, 2010 and subsequently assigned to GFMB, LLC. The principle amount of $30,057.66 and accrued interest of $5,850.13 of the convertible promissory note was converted at a conversion price of $0.0006884 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 51,868,815 shares of restricted Common Stock to Suncrest Industries, LLC on August 24, 2011. The shares were issued in consideration for the conversion of a portion of a convertible promissory note originally issued to GFMB, LLC on December 30, 2010 and subsequently assigned to Suncrest Industries, LLC. The principle amount of $36,200.00 and accrued interest of $2,713.51 of the convertible promissory note was converted at a conversion price of $0.00075 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 52,642,513 shares of restricted Common Stock to the Estella A. Korybut Irrevocable Trust on August 24, 2011. The shares were issued in consideration for the conversion of a convertible promissory note originally issued to Alexis Korybut on July 1, 2010 and subsequently assigned to the Estella A. Korybut Irrevocable Trust. The entire principle amount of $33,954.68 and accrued interest of $2,293.43 was converted at a conversion price of $0.0006884 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 193,107,580 shares of restricted Common Stock to GFMB, LLC on December 13, 2011. The shares were issued in consideration for the conversion of a portion of a $176,108.00 convertible promissory note originally issued to GFMB, LLC on December 31, 2010. A principle amount of $130,000.00 together with accrued interest of $14,830.68 was converted at a conversion price of $0.00075 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 14,717,768 shares of restricted Common Stock to John Brannigan on December 13, 2011. The shares were issued in consideration for the conversion of a portion of a $176,108.00 convertible promissory note originally issued to GFMB, LLC on December 31, 2010. A principle amount of $9,908.00 together with accrued interest of $1,130.33 was converted at a conversion price of $0.00075 for the issuance of the shares. No registration rights were issued in connection with these shares.

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

Results of Operations

Revenues

	Year Ended December 31

	2011	2010

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2011 or for the year ended December 31, 2010.

Net Profit (Loss).

	Year Ended December 31

	2011	2010

Net Profit (Loss)	($1,540,099)	($1,330,332)

For the year ended December 31, 2011, we sustained net losses of $1,540,099 as compared with a net loss of $1,330,332 for the year ended December 31, 2010.  The increase in net loss is attributed to increased costs associated with general and administrative expenses and an element of compensatory stock issuance.

Retirement of Certain Debts

In May, 2011, the Company retired a non-convertible debenture issued to Jamie Goldstein on January 1, 2011 in the entire amount of $110,000 through the issuance of a cash payment to Mr. Goldstein.

In May, 2011, the Company retired $6,000 of a $25,000 Convertible Debenture issued to Dwight Barnell on January 1, 2011 through the issuance of a cash payment to Mr. Barnell.

Liquidity and Capital Resources

As at December 31, 2011, the Company had total assets of $0. There were liabilities of $2,220,946 comprised of $200,000 in accounts payable and $2,020,946 in long term debentures. Assets of $0 and liabilities of $2,220,946 resulted in a working capital deficiency of $2,220,946. The Company reported total stockholders’ deficit of $1,905,648 at December 31, 2011. We anticipate that our current cash on hand of $0 as of December 31, 2011 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. We do not have any financing commitments and no assurance can be made that we will be obtaining financing at the times and terms needed. Therefore, there is substantial doubt that we will be able to continue as a going concern. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the year ended December 31, 2011, the Company believes that it will expend funds on the following:

•

Expenses related to the acquisition of potential contracts;

•

Leasing and refurbishment of certain military aircraft and equipment;

•

Leasing and refurbishment of training facilities to fulfill potential contracts; and

•

Hiring of additional employees and independent contractors to fulfill potential contracts.

Total current judgments outstanding against the Company described more fully in Part II; Item 1. Legal Proceedings total approximately $2,025,000 plus accrued interest. Considering the overall current legal proceedings described more fully in Part II; Item 1. Legal Proceedings and those specific to the acquisition of assets under the M&M Agreement described above in Part I.; Item 2. Management’s Discussion and Analysis or Plan of Operations; Overview and Plan of Operation; Current Asset Status, the Company has and expects to continue to expend significant funds on legal expenses.  Legal expenses have been a burden upon the liquidity of the Company since early 2010, and continue to be so, although we believe a portion of these expenses will be greatly reduced in the coming year as the litigation is anticipated to be resolved within that time frame. Considering the importance of some of the current litigation to the Company, although it is an expense that we would prefer not to incur, our management believes that it is a necessary expense and we believe we can obtain financing to continue to fund the litigation.  In connection with the Searock judgments against the Company, it is the Company’s position that it will be overturned on appeal in light of both the evidence and the fact that the Company did not receive proper notice of impending litigation and was not able to present any defense, and as such, until such time as final determinations by the courts have been made, we do not expect these judgments against the Company to affect our liquidity.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its current and execute its proposed operations without raising additional capital.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  However, other than the Cornucopia financing agreement, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

As of the date of this report, we are currently have in place a financing agreement with Cornucopia to provide up to $1 million in funding, of which $600,000 has hereto date been delivered to the Company in order to (i) help satisfy our immediate liquidity needs, and (ii) lease certain military aircraft that we believe will begin to generate revenue and earnings such that it will cover a material portion of our broader and future liquidity needs. Considering the approximately $2,025,00 plus accrued interest in judgments against us, the additional $600,000 in potential financing will not completely satisfy our current liquidity needs. We are also pursuing a number of contracts that we believe will generate revenues and earnings to cover any outstanding liquidity shortfall. In addition, although we can make no guarantees, we believe that the current M&M litigation for the related aircraft and parts will be settled in our favor, and that the acquisition of said assets will greatly change the liquidity prospects of the Company due to either putting such aircraft to work on contract or by selling the assets at a significant premium to the price that the Company will have paid for such assets.

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

(814)838-8258  FAX (814838-8452

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

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

May 9, 2011 except for the matter referred in Footnote 9 to the Audited Financial Statements as of and for the years ended December 31, 2011 and December 31, 2010, which is July 25, 2012.

/s/ Malcolm L. Pollard, Inc.

Malcolm L. Pollard, Inc.

Erie, Pennsylvania

July 30, 2012

Hamilton PC

2121 S. Oneida St., Suite 312

Denver, CO 80224

P: (303) 548-8072

F: (888) 466-4216

ED@HAMILTONPCCPA.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Tactical Air Defense Services, Inc

We have audited the accompanying balance sheet of Tactical Air Defense Services, Inc. as of December 31, 2011, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tactical Air Defense Services, Inc. as of December 31, 2010, were audited by other auditors.  Those auditors expressed an unqualified opinion on those financial statements in their report dated May 12, 2011.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tactical Air Defense Services, Inc. as of December 31, 2011, and the result of its operations and its cash flows for periods then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, the 2010 financial statements have been restated to correct a misstatement.

The accompanying financial statements have been prepared assuming that Tactical Air Defense Services, Inc will continue as a going concern. As discussed in Note 1 to the financial statements, Tactical Air Defense Services, Inc suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

July 25, 2012

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 $	December 31, 2010 $

ASSETS
Current Assets:
Cash	298	168
Loans Receivable	315,000	165,000
Total Current Assets	315,298	165,168
Property and Equipment, net	-	-

TOTAL ASSETS	315,298	165,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	200,000	154,500
Short-Term Debentures, including accrued interest	-	-
Total Current Liabilities	200,000	154,500
Long-Term Debentures, including accrued interest	2,020,946	1,543,503
TOTAL LIABILITIES	2,220,946	1,698,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, Series A-$.001 par value; 50,000,000 shares authorized; - 1,000,000 and -0- shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	1,000	-
Preferred stock, Series B-$.001 par value; 5,000,000 shares authorized; - 1,333,332 and -0- shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	1,333	-
Preferred stock, Series C-$.001 par value; 5,000,000 shares authorized; - -0- shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	-	-
Common stock-$.001 par value;30,000,000,000 shares authorized; - 3,645,884,592, and 2,987,935,294 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	3,645,885	2,984,443
Additional paid-in-capital	36,003,669	35,425,158
Accumulated deficit	(41,557,535)	(39,942,436)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,905,648)	(1,532,835)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	315,298	165,168

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2011	December 31, 2010
REVENUES	$	$
Operating costs
General and administrative, including compensatory element of stock issuance of $726,948 for the year ended December 31, 2011	1,315,864	1,158,818

TOTAL COSTS	1,315,864	1,158,818
OPERATING LOSS	(1,315,864)	(1,158,818)

OTHER (EXPENSE) INCOME:
Interest expense	(224,235)	(171,514)
Other
TOTAL OTHER EXPENSES	(224,235)	(171,514)

NET LOSS	(1,540,099)	(1,330,332)
Legal Settlement	(75,000)	(88,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(1,615,099)	(1,418,332)

Loss per common share - basic and diluted	-	-

Weighted average number of shares outstanding - basic and diluted	3,204,069,853	2,071,721,049

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Deficit
						Accumulated	Total
	Common Stock		Preferred Stock		Additional Paid	During Development	Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	in Capital	Stage	Equity
Balance -December 31, 2009	1,428,730,286	$1,428,730	-	$-	$35,733,183	$(38,524,104)	$(1,362,191)

Stock issued for services to consultants and employees	107,152,512	107,153	-	-	-	-	107,153
Issuance of common stock upon conversion of debentures	1,452,052,496	1,448,560	-	-	(308,025)	-	1,140,535
Net loss	-	-	-	-	-	(1,418,332)	(1,418,332)

Balance -December 31, 2010	2,987,935,294	2,984,443	-	-	35,425,158	(39,942,436)	(1,532,835)

Stock issued for services to consultants and employees	107,152,512	107,153	-	-	619,141	-	726,294
Issuance of common stock upon conversion of debentures	550,796,786	554,290	2,333	2,333	(40,630)	-	515,993
Net loss	-	-	-	-	-	(1,615,099)	(1,615,099)

Balance -December 31, 2011	3,645,884,592	$3,645,885	2,333	$2,333	$36,003,669	$(41,557,535)	$(1,905,648)

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,615,099)	$(1,418,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset		88,000
Bad Debt Reserve
Stock-based compensation	726,294	365,775
Changes in operating assets and liabilities:
Loan Receivable	(150,000)	(165,000)
Accounts payable	45,500	136,122
Accrued liabilities	-	-
Net Cash Used in Operating Activities	(993,305)	(993,435)
CASH USED IN INVESTING ACTIVITIES
Net Cash Used in Investing Activities		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Parties	993,435	960,403
Proceeds from sale of common stock	-	33,200
Net Cash Provided by Financing Activities	993,435	993,603
Increase (Decrease) in cash	130	168
Cash - Beginning of period	168	-
Cash - End of period	$298	$168
Interest paid	$-	$-
Taxes paid	$-	$-

TACTICAL AIR DEFENSE SERVICES, INC

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Through its past and present relationships with companies licensed by the U.S. Department of Justice (BATF) to import foreign weapons of war, TADS believes it can provide unique Red Air aggressor aircraft. These are the aircraft that are the actual fighter aircraft currently used substantially many of the former Soviet bloc countries and non-allied nations.

In connection with contracts to provide adversary combat aircraft to the U.S. military, TADS believes it can supply various support services such as adversary pilots, spare parts, service and maintenance of the adversary aircraft, tactical training, actual aggressor simulated combat, and classroom instruction.

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company would need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of December 31, 2011 of approximately $41,218,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the results of operations and cash flows for the periods presented and the condensed consolidated balance sheet for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations.

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

As of December 31, 2011, the property and equipment held by the Company have been reviewed, and it was determined that the value had been impaired 100%.

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

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with FASB ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for years ended December 31, 2011 and 2010 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2011 and 2010, the Company did not grant any stock options.

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

•

The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

•

An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

•

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

•

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

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance

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

Issuance of Convertible Debentures

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

On November 22, 2011, the Company issued a Convertible Debenture in a principle amount of $25,000.00 to The Bingham Law Group as consideration for certain unpaid legal fees as of November 22, 2011.  The Convertible Debenture is due and payable as of January 31, 2012, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 33,333,333 shares of Common Stock at a conversion price of $0.00075 per share.

Issuance of Warrants

In April, 2011, in connection with a securities purchase agreement with Cornucopia, Ltd., the Company issued Cornucopia: (a) Series A-100 warrant to purchase up to 533,333,333 shares of Common Stock at an exercise price of $0.00075 for a one year period; and (b) Series A-101 warrant to purchase up to 800,000,000 shares of Common Stock at an exercise price of the lesser of: (A) $0.0025 or (B) a fifty percent (50%) discount to the average closing price of the Common Stock for the thirty (30) trading days prior to exercise of the A-101 warrant. As of the date of this filing, both the Series A-100 and Series A-101 warrants issued to Cornucopia, Ltd. have expired with no exercise of such warrants and no issuance of any shares of Common Stock.

Issuance of Stock

The Company issued 10,000,000 shares of restricted Common Stock to Air Support Systems, LLC in May 2011 pursuant to the terms of a lease agreement between the Company and Air Support Systems, LLC executed on May 18, 2010, for which the Common Stock had previously not been issued. No registration rights were issued in connection with these shares.  The shares were valued at $15,000.

The Company issued 29,897,993 shares of restricted Common Stock to John Brannigan in August, 2011 in consideration for the conversion of a Convertible Promissory Note, initially issued to the Gary Fears Trust on April 1, 2010 with a principle amount of $32,078.26 and accrued interest of $5,294.23, for a total consideration of $37,372.49. No registration rights were issued in connection with these shares.

The Company issued 53,632,146 shares of restricted Common Stock to Kristen Zankl in August, 2011 in consideration for the conversion of a principle amount of $35,000.00 and accrued interest of $5,224.11, for a total consideration of $40,224.11, of a Convertible Promissory Note initially issued to the Gary Fears Trust on May 19, 2010 with a principle amount of $150,000.  No registration rights were issued in connection with these shares.

The Company issued 51,868,815 shares of restricted Common Stock to Suncrest Industries, LLC in August, 2011 in consideration for the conversion of a principle amount of $36,200.00 and accrued interest of $2,713.51, for a total consideration of $38,913.51, of a Convertible Promissory Note initially issued to GFMB, LLC on January 1, 2011 with a principle amount of $176,108.00.  No registration rights were issued in connection with these shares.

The Company issued 52,161,224 shares of restricted Common Stock to GFMB, LLC in August, 2011 in consideration for the conversion of a principle amount of $30,057.66 and accrued interest of $5,850.13, for a total consideration of $35,907.79, of a Convertible Promissory Note initially issued to the Gary Fears Trust on January 1, 2010 with a principle amount of $51,008.96. No registration rights were issued in connection with these shares.

The Company issued 52,585,772 shares of restricted Common Stock to Estella A. Korybut Irrevocable Trust in August, 2011 in consideration for the conversion of a Convertible Promissory initially issued to Alexis Korybut on July 1, 2010 with a principle amount of $33,954.68 and accrued interest of $2,293.43, for a total consideration of $36,239.11.  No registration rights were issued in connection with these shares.

The Company issued 174,978,000 shares of restricted Common Stock to Chris Clark on November 11, 2011. The shares were issued in consideration for the conversion of 437,445 shares of Series B Preferred Stock that were to be originally issued to Cornucopia, Ltd. in July of 2011 (as further described below) and subsequently assigned to Chris Clark. All 437,445 shares of Series B Preferred Stock were converted at a conversion price of $0.4572 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 25,000,000 shares of restricted Common Stock to Peter Maffitt on November 11, 2011, for compensation for his services for 2011 as a member of the Board of Directors of the Company.  The Shares were valued at $25,000.  No registration rights were issued in connection with these shares.

The Company issued 193,107,580 shares of restricted Common Stock to GFMB, LLC on December 13, 2011, in consideration for the conversion of a principle amount of $130,000.00 and accrued interest of $14,830.68, for a total consideration of $144,830.68, of a Convertible Promissory Note initially issued to GFMB, LLC on January 1, 2011 with a principle amount of $176,108.00.  No registration rights were issued in connection with these shares.

The Company issued 14,717,768 shares of restricted Common Stock to John Brannigan on December 13, 2011, in consideration for the conversion of a principle amount of $9,908.00 and accrued interest of $1,130.33, for a total consideration of $11,038.33, of a Convertible Promissory Note initially issued to GFMB, LLC on January 1, 2011 with a principle amount of $176,108.00.  No registration rights were issued in connection with these shares.

Series A Preferred Stock

The Company issued 1,000,000 shares of Series A Preferred Stock to Mr. Alexis Korybut in April, 2011 pursuant to an Employment Agreement between the Company and Mr. Korybut. No registration rights were issued in connection with these shares.  The shares were valued at $100,000.

Series B Preferred Stock

The Company issued a total of 1,333,332 shares of Series B Preferred Stock to Cornucopia, Ltd. in April of 2011 at a purchase price of $0.30 per share for a total consideration of $400,000, subject to the terms of certain securities purchase agreements between the Company and Cornucopia, Ltd. The terms and conditions of the securities purchase agreement and related issuance of Series B Preferred Shares is outlined below in Item 9B. Other Information.  No registration rights were issued in connection with these shares. The rights, preferences and privileges of the Series B Preferred Shares are outlined in the Certificate of Designation designating the Preferred Stock, which was attached as an exhibit to our Form 8-K filed on April 28, 2011 and is hereby incorporated by reference

The Company agreed to issue a total of 437,445 shares of Series B Preferred Stock to Cornucopia, Ltd. in July of 2011 at a purchase price of $0.4572 per share for a total consideration of $200,000, subject to the terms of certain securities purchase agreements between the Company and Cornucopia, Ltd. The terms and conditions of the securities purchase agreement and related issuance of Series B Preferred Shares are outlined below in Item 9B. Other Information.  No registration rights were issued in connection with these shares.

Conversion of Notes and Exercise of Warrants

The Company issued 29,897,993 shares of restricted Common Stock to John Brannigan on August 24, 2011. The shares were issued in consideration for the conversion of a convertible promissory note originally issued to the Gary Fears Trust on April 1, 2010 and subsequently assigned to John Brannigan. The entire principle amount of $32,078.26 and accrued interest of $5,294.23 was converted at a conversion price of $0.00125 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 53,632,146 shares of restricted Common Stock to Kristen Zankl on August 24, 2011. The shares were issued in consideration for the conversion of a portion of a convertible promissory note originally issued to the Gary Fears Trust on May 19, 2010 and subsequently assigned to Kristen Zankl. The principle amount of $35,000.00 and accrued interest of $5,224.11 of the convertible promissory note was converted at a conversion price of $0.00075 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 52,161,224 shares of restricted Common Stock to GFMB, LLC on August 24, 2011. The shares were issued in consideration for the conversion of a portion of a convertible promissory note originally issued to the Gary Fears Trust on January 1, 2010 and subsequently assigned to GFMB, LLC. The principle amount of $30,057.66 and accrued interest of $5,850.13 of the convertible promissory note was converted at a conversion price of $0.0006884 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 51,868,815 shares of restricted Common Stock to Suncrest Industries, LLC on August 24, 2011. The shares were issued in consideration for the conversion of a portion of a convertible promissory note originally issued to GFMB, LLC on December 30, 2010 and subsequently assigned to Suncrest Industries, LLC. The principle amount of $36,200.00 and accrued interest of $2,713.51 of the convertible promissory note was converted at a conversion price of $0.00075 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 52,642,513 shares of restricted Common Stock to the Estella A. Korybut Irrevocable Trust on August 24, 2011. The shares were issued in consideration for the conversion of a convertible promissory note originally issued to Alexis Korybut on July 1, 2010 and subsequently assigned to the Estella A. Korybut Irrevocable Trust. The entire principle amount of $33,954.68 and accrued interest of $2,293.43 was converted at a conversion price of $0.0006884 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 193,107,580 shares of restricted Common Stock to GFMB, LLC on December 13, 2011. The shares were issued in consideration for the conversion of a portion of a $176,108.00 convertible promissory note originally issued to GFMB, LLC on December 31, 2010. A principle amount of $130,000.00 together with accrued interest of $14,830.68 was converted at a conversion price of $0.00075 for the issuance of the shares. No registration rights were issued in connection with these shares.

The Company issued 14,717,768 shares of restricted Common Stock to GFMB, LLC on December 13, 2011. The shares were issued in consideration for the conversion of a portion of a $176,108.00 convertible promissory note originally issued to GFMB, LLC on December 31, 2010. A principle amount of $9,908.00 together with accrued interest of $1,130.33 was converted at a conversion price of $0.00075 for the issuance of the shares. No registration rights were issued in connection with these shares.

Increase in Authorized Shares

On August 5, 2011, the Company amended its Articles of Incorporation with the Nevada Secretary of State increasing the Company’s authorized shares of Common Stock to 6,000,000,000.

NOTE 5 – COMMITMENTS:

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

On December 1, 2011, the Company entered into a consulting agreement with Jamie Goldstein. Pursuant to the terms of the agreement, Goldstein shall provide various financial and strategic consulting services to the Company in consideration for a one-time fee of 100,000,000 shares of Common Stock of the Company.

On December 1, 2011, the Company entered into a consulting agreement with GFMB, LLC. Pursuant to the terms of the agreement, GFMB shall provide various strategic consulting services to the Company in consideration for a one-time fee of 50,000,000 shares of Common Stock of the Company.

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

Legal Proceedings

Mr. Charlie Searock (“Searock”), a former executive officer of our company, has brought a laws suit in the District Court of the 336 th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical Training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  On October 25, 2010, Searock was awarded a default judgment of $1,248,962 including accrued interest, jointly and severally against TADS and the other defendants, all of whom who failed to appear for trial, and an award of exemplary damages of $2,000,000 against TADS.   Searock claims that TADS and the other defendants were given notice of the trial, however it is TADS assertion and the assertion of the other defendants that none one of the defendants, including TADS, ever received notice of the trial, were unaware of the trial, and that the judgment is without merit. TADS is currently in the process of appealing the judgment in the Texas Appellate Court based upon not having received notice, and although no assurances can be given, the Company believes that the judgment will be vacated by the Court.

On or about July 3, 2012, Tactical Air Defense Services, Inc., a Nevada corporation (the “Company”) entered into a Settlement Agreement (the “Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety.

Pursuant to the terms of the Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Agreement.

August 3, 2010 certain individuals including Alexander Baranov/Glovatsky and Victor Miller filed an improper and frivolous Involuntary Chapter 7 Petition (the “New Petition”) against the Company in the United States Bankruptcy Court for the Southern District of Florida, in an effort to circumvent the legitimate court process, in direct violation of the Court Order issued by Judge Paul Hyman on May 14, 2010.

The Company immediately requested an emergency Motion to Dismiss the New Petition based upon its contention that:

•

The New Petition violated the Court Order;

•

A majority of the new petitioners were currently involved in civil litigation with TADF; and

•

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

•

Impose sanctions upon the petitioners, and

•

Impose punitive sanctions upon the petitioners if it is determined that the actions of the petitioners violated the Court Order previously issued by U.S. Federal Bankruptcy Court Judge Hyman.

Although no assurances can be given, the Company believes that at the request of the Company, sanctions will be imposed upon the petitioners, and that it will be determined that the petitioners violated the Court Order issued by Judge Hyman.

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

NOTE 6 - OTHER EVENTS:

AeroTech Corporation-Acquisition Agreement

On or about July 12, 2012, Tactical Air Defense Services, Inc., a Nevada corporation (the “Company”) and AeroTech Corporation, a Florida corporation (“AeroTech”) entered into an Acquisition Agreement (the “Acquisition Agreement”). A copy of the Acquisition Agreement has been attached as an exhibit to our Form 8-K filed on July 20, 2012, the terms of which are hereby incorporated by reference in their entirety. Through the acquisition of AeroTech, the Company will acquire AeroTech’s existing business and assets including, but not limited to, five separate teaming agreements, a sole source justification and approval from the United States Army, and AeroTech’s pre-transaction management team.

Pursuant to the terms of the Acquisition Agreement, the Company will acquire 100% of the equity interest in AeroTech in exchange for the issuance of Five Million shares of the Company’s Series C Preferred Stock to be issued to AeroTech’s existing shareholders upon closing. A copy of the Company’s Certificate of Designation filed with the Nevada Secretary of State on May 31, 2011 outlining the rights, preferences and privileges of the Series C Preferred Stock has been attached as an exhibit to our Form 8-K filed on July 20, 2012, the terms of which are hereby incorporated by reference in their entirety. Following the closing of the Acquisition Agreement which, according to the Acquisition Agreement shall occur on or before August 11, 2012 unless mutually extended by all parties (the “Closing”), AeroTech will continue its existing business operations as a wholly owned subsidiary of the Company.

The Closing is subject to certain closing conditions that must be satisfied prior to Closing, with such conditions outlined in Section 4 of the Acquisition Agreement, including, but not limited to, the appointment and retainment of AeroTech’s existing management to the post transaction entity including: (i) Colonel Scott Patterson to be appointed to the position of Chief Operating Officer; and (ii) Mark Daniels, to be appointed to the position of President. Such appointments shall be subject to subsequent employment agreements with each respective individual, to be executed and finalized upon Closing.  A copy of the Merger Agreement was attached to our Form 8-K filed with the SEC on July 12, 2012 and incorporated herein by reference in its entirety.

Tactical Air Support, Inc.

Merger Agreement

On May 20, 2010, the Company entered into a Letter of Intent (the “LOI”) with Tactical Air Support, Inc., a Nevada corporation (“TAS”). TAS is a highly regarded Aerospace/Defense Services contractor founded by a group of former Navy, Marine, and Air Force Weapon’s School Instructors to provide the military and commercial sectors with the highest possible quality of aviation, maintenance and consulting support. Pursuant to the terms of the LOI and subject to further negotiation, the Company agreed to acquire 100% of the equity interest of TAS such that following the transaction, TAS would become a wholly owned subsidiary of the Company. In exchange, the existing shareholders of TAS would be issued 45.75% of post-transaction issued and outstanding shares of the Company’s common stock. A copy of the LOI was attached to our Form 8-K filed with the SEC on May 21, 2010 and incorporated herein by reference in its entirety.

On December 10, 2010, the Company, its wholly owned subsidiary TAS Acquisition Corporation, a Nevada corporation (“TAS Sub”), and TAS entered into an Agreement and Plan of Merger (the “Merger Agreement” or “Merger”). Pursuant to the terms of the Merger Agreement, TAS was to exchange 100% of their equity interest with TAS Sub in exchange for 25,197,795 shares of the Company’s Series A Preferred Stock (the “Preferred Shares”). The Preferred Shares were to be designated with the Nevada Secretary of State prior to the closing of the Merger Agreement, and were to be convertible into a total of 2,519,779,500 shares of the Company’s Common Stock and maintain voting rights equal to the number of shares of Common Stock convertible thereunder. Following the closing of the Merger Agreement which, according to the Merger Agreement was to occur on or before January 31, 2011 unless mutually extended by all parties (the “Closing”), TAS was to merge with and into TAS Sub and the merged entity was to continue the existing business operations of TAS as a wholly owned subsidiary of the Company. The Closing was subject to several closing conditions that were to be satisfied prior to Closing, with such conditions outlined in the Merger Agreement. A copy of the Merger Agreement was attached to our Form 8-K filed with the SEC on December 10, 2010 and incorporated herein by reference in its entirety.

On February 1, 2011, the parties to the Merger Agreement entered into an Amendment to the Merger Agreement to provide for an extension of the Closing Date (as defined in the Merger Agreement) until April 31, 2011. A copy of the Amendment to the Merger Agreement was furnished as an exhibit to our Form 8-K filed with the SEC on February 2, 2011and incorporated herein by reference. As of the date of this filing, the Merger Agreement had not closed prior to the termination period and the proposed Merger Agreement has since expired.

Embraer EMB 314 Super Tucano Joint Venture Services Agreement

On or about May 2, 2011, the Company entered into a joint venture Services Agreement (the “JV Agreement”) with TAS relating to the capital lease and operation of an Embraer EMB 314 Super Tucano aircraft (the “Tucano”). Pursuant to the terms of the JV Agreement, the Tucano was leased in the name of TAS under a capital lease, with TAS maintaining full control of the Tucano and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Tucano. The Company delivered $80,280.00 as a security deposit (the “Deposit”) under the lease of the Tucano, with TAS required to compensate the Company with an interest payment equal to one percent (1%) of the Deposit payable monthly. In addition, the Company is entitled to thirty percent (30%) of the operating profit received by TAS relating to work performed with the Tucano. A copy of the JV Agreement was attached to our Form 8-K filed with the SEC on May 10, 2011 and incorporated herein by reference in its entirety.

As of the date of this Form 10-K, the Tucano has been deployed under revenue-producing contract through a U.S. government contract issued to TAS, and is currently being considered for additional U.S. government contracts.

Previously, as outlined above, the parties entered into a Merger Agreement related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Tucano continues to be employed under the JV Agreement, subject to further agreement between the parties, such JV Agreements shall be terminated and the Tucano shall continue to be employed by the combined entity.

Additional Tactical Air Support, Inc. Arrangements

On or about June 2, 2011, the Company entered into a Letter of Intent (the “Aircraft LOI”) with TAS relating to the proposed acquisition (the “Acquisition”) of certain aircraft (the “Aircraft”). A copy of the Aircraft LOI was attached to our Form 8-K filed with the SEC on June 3, 2011 and incorporated herein by reference in its entirety.  Subject to further Definitive Agreements (as defined in the Aircraft LOI) and pursuant to the terms of the Aircraft LOI, in the event the parties are able to complete the Acquisition of the Aircraft, the Aircraft is to be purchased in the name of TAS, with TAS maintaining full control of the Aircraft and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Aircraft. Subject to further Definitive Agreements and pursuant to the terms of the Aircraft LOI, the Company shall be responsible for the acquisition of necessary funding related to the Acquisition and shall receive the right to receive fifty percent (50%) of all future profits derived from the operation, sale, lease or any other use of the Aircraft. Previously, as outlined above, the parties entered into a Merger Agreement related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Aircraft continues to be employed under the Definitive Agreements, subject to further agreement between the parties, such Definitive Agreements shall be terminated and the Aircraft shall continue to be employed by the combined entity.

On July 22, 2011, the Company entered into a Binding Letter of Intent (the “Services LOI”) with TAS in connection with certain government services contracts TAS is currently seeking (the “Services Contracts”).  Subject to further definitive agreements and pursuant to the terms of the Services LOI, in the event TAS is awarded the Services Contracts, the Company will receive the right to thirty percent (30%) of all future net profits derived from the Services Contracts.  In connection with the Services LOI and Services Contracts, the Company has provided TAS funding codified by a secured promissory note issued to the Company by TAS in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of TAS’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in TAS. A copy of the Note has been attached as an exhibit to the previously filed Form 8-K, and is hereby incorporated by reference. AS of the date of this filing, the Note is currently in default, but the Company has not yet exercised its option to acquire the 10% ownership interest in TAS. Previously, as outlined above, the parties entered into a Merger Agreement related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Services LOI continues to be in effect, subject to further agreement between the parties, such Services LOI shall be terminated and parties shall continue to work together under the combined entity.

NOTE 7 – NOTES RECEIVABLE

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

In connection with the LOI and Services Contracts, the Company has provided Tac-Air funding codified by a secured promissory note issued to the Company by Tac-Air in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of Tac-Air’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in Tac-Air. A copy of the Note has been attached as an exhibit to our Form 8-K filed on July 28, 2011, and is hereby incorporated by reference.

NOTE 8 – SUBSEQUENT EVENTS

Employment Agreements

On May 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $180,000, a one-time issuance of 3,000,000 shares of the Company’s Series A Preferred Stock and additional benefits as outlined in the agreement. A copy of the employment agreement has been attached as an exhibit to this Form 10-K, and is hereby incorporated by reference.

New Convertible Debenture Issuances Q1/2012

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $29,444.45 to Alexis Korybut as consideration for unpaid salary from Q4/2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 58,890,900 shares of Common Stock at a conversion price of $0.0005 per share.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $10,000 to Brad Hacker as consideration for accounting services for fiscal year 2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,000,000 shares of Common Stock at a conversion price of $0.0005 per share.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $41,528.22 to the Katherine M. O’Connor Trust as consideration for funding the purchase of aircraft to be sold to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 83,056,440 shares of Common Stock at a conversion price of $0.0005 per share.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $35,375.89 to Sopwith, LLC as consideration for funding the purchase of aircraft to be sold to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 70,751,780 shares of Common Stock at a conversion price of $0.0005 per share.

On February 29, 2012, the Company issued a Convertible Debenture in a principle amount of $57,804.38 to Jamie Goldstein as consideration for loans to the Company in Q1/2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 115,608,760 shares of Common Stock at a conversion price of $0.0005 per share.

On March 31, 2012, the Company issued a Convertible Debenture in a principle amount of $20,000.00 to The Bingham Law Group as consideration for unpaid legal services for Q1-2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 40,000,000 shares of Common Stock at a conversion price of $0.0005 per share.

On March 31, 2012, the Company issued a Convertible Debenture in a principle amount of $65,458.60 to Alexis Korybut as consideration for (i) unpaid salary from Q1/2012, (ii) out-of-pocket expenses, and (iii) a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 130,917,200 shares of Common Stock at a conversion price of $0.0005 per share.

New Convertible Debenture Issuances Q2/2012

On April 15, 2012, the Company issued a Convertible Debenture in a principle amount of $11,000.00 to Jamie Goldstein as consideration for loans to the Company in Q2/2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 36,666,667 shares of Common Stock at a conversion price of $0.0003 per share.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $54,000.00 to Alexis Korybut as consideration for unpaid salary from Q2/2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 180,000,000 shares of Common Stock at a conversion price of $0.0003 per share.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $40,000.00 to The Bingham Law Group as consideration for unpaid legal services for Q2/2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 133,333,333 shares of Common Stock at a conversion price of $0.0003 per share.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $72,448.49 to Alexis Korybut as consideration for accrued and unpaid vacation from August 17, 2007 through June 30, 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 241,494,967 shares of Common Stock at a conversion price of $0.0003 per share.

New Share Issuances Q1/2012

The Company issued 35,711,416 shares of restricted Common Stock to The Bingham Law Group in February, 2012 in consideration for the conversion of a principle amount of $25,000.00 and accrued interest of $1,783.56, for a total consideration of $26,783.56, of a Convertible Promissory Note initially issued to The Bingham Law Group on July 1, 2011 with a principle amount of $25,000.00.  No registration rights were issued in connection with these shares.

The Company issued 82,136,063 shares of restricted Common Stock to The Bingham Law Group in February, 2012 in consideration for the conversion of a principle amount of $50,000.00 and accrued interest of $6,542.47, for a total consideration of $56,542.47, of a Convertible Promissory Note initially issued to The Bingham Law Group on January 1, 2011 with a principle amount of $50,000.00.  No registration rights were issued in connection with these shares.

New Share Issuances Q2/2012

The Company issued 349,956,000 shares of restricted Common Stock to Alan Nisselson, Responsible Officer & Authorized Person of MarketXT Holdings, Corp, in April, 2012 in consideration for the conversion of 874,913 shares of Series B Preferred stock issued to Cornucopia, Ltd. in May, 2011, at the request of Cornucopia, Ltd.  No registration rights were issued in connection with these shares.

The Company issued 102,073,059 shares of restricted Common Stock to Kristen Zankl in May, 2012 in consideration for the conversion of a principle amount of $25,000.00 and accrued interest of $5,613.70, for a total consideration of $30,613.70, of a Convertible Promissory Note initially issued to the Gary Fears Trust on July 1, 2010 with a principle amount of $218,570.50.  No registration rights were issued in connection with these shares.

The Company issued 351,131,324 shares of restricted Common Stock to Richard Applegate in May, 2012 in consideration for the conversion of a principle amount of $86,000.00 and accrued interest of $19,311.12, for a total consideration of $105,311.12, of a Convertible Promissory Note initially issued to the Gary Fears Trust on July 1, 2010 with a principle amount of $218,570.50.  No registration rights were issued in connection with these shares.

The Company issued 255,785,205 shares of restricted Common Stock to GFMB LLC in May, 2012 in consideration for the conversion of a principle amount of $64,000.00 and accrued interest of $12,235.56, for a total consideration of $76,735.56, of a Convertible Promissory Note initially issued to the Gary Fears Trust on October 15, 2010 with a principle amount of $110,00.00.  No registration rights were issued in connection with these shares.

The Company issued 549,838,758 shares of restricted Common Stock to Lightning Equity Group LLC in May, 2012 in consideration for (i) the conversion of a principle amount of $65,000.00 and accrued interest of $15,512.52, for a total consideration of $80,514.42, of a Convertible Promissory Note initially issued to the Gary Fears Trust on May 19, 2010 with a principle amount of $150,000.00, and (ii) the conversion of a principle amount of $70,700.00 and accrued interest of $13,737.11, for a total consideration of $84,437.11, of a Convertible Promissory Note initially issued to the Gary Fears Trust on October 1, 2010 with a principle amount of $146,142.51.  No registration rights were issued in connection with these shares.

The Company issued 370,801,658 shares of restricted Common Stock to the Dylan Scott Goldstein Irrevocable Trust in May, 2012 in consideration for (i) the conversion of a principle amount of $19,762.32 and accrued interest of $6,393.25, for a total consideration of $26,155.57, of a Convertible Promissory Note initially issued to Joint Strategy Group LLC on September 3, 2009 with a principle amount of $19,762.32, and (ii) the conversion of a principle amount of $75,000.00 and accrued interest of $10,084.93, for a total consideration of $85,084.93, of a Convertible Promissory Note initially issued to Jamie Goldstein on April 1, 2011 with a principle amount of $75,000.00.  No registration rights were issued in connection with these shares.

The Company issued 103,634,703 shares of restricted Common Stock to Northern Capital Group, LLC in June, 2012 in consideration for the conversion of a principle amount of $25,000.00 and accrued interest of $6,090.41, for a total consideration of $31,090.41, of a Convertible Promissory Note initially issued to the Gary Fears Trust on May 19, 2010 with a principle amount of $150,000.00.  No registration rights were issued in connection with these shares.

New Share Issuances Q3/2012

The Company issued 53,550,680 shares of restricted Common Stock to The Bingham Law Group in July, 2012 in consideration for the conversion of a principle amount of $25,000.00 and accrued interest of $1,775.34, for a total consideration of $26,775.34, of a Convertible Promissory Note initially issued to The Bingham Law Group on November 22, 2011 with a principle amount of $25,000.00.  No registration rights were issued in connection with these shares.

The Company issued 43,447,410 shares of restricted Common Stock to Cornucopia, Ltd. In July, 2012 in consideration for the conversion of 108,619 shares of Series B Preferred stock initially issued to Cornucopia, Ltd. in May, 2011.  No registration rights were issued in connection with these shares.

The Company issued 12,656,256 shares of restricted Common Stock to Maria Idiaquez Meneses in July, 2012 in consideration for the conversion of a principle amount of $3,500.00 and accrued interest of $296.88, for a total consideration of $3,796.88, of a Convertible Promissory Note initially issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00.  No registration rights were issued in connection with these shares.

The Company issued 10,848,219 shares of restricted Common Stock to Evelyn Saldana Rodriguez in July, 2012 in consideration for the conversion of a principle amount of $3,000.00 and accrued interest of $254.47, for a total consideration of $3,254.47 of a Convertible Promissory Note initially issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00.  No registration rights were issued in connection with these shares.

The Company issued 21,696,438 shares of restricted Common Stock to Greisy Tejada Lujan in July, 2012 in consideration for the conversion of a principle amount of $6,000.00 and accrued interest of $508.93, for a total consideration of $6,508.93, of a Convertible Promissory Note initially issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00.  No registration rights were issued in connection with these shares.

The Company issued 10,848,219 shares of restricted Common Stock to Juliana Hoyas Castelar in July, 2012 in consideration for the conversion of a principle amount of $3,000.00 and accrued interest of $254.47, for a total consideration of $3,254.47 of a Convertible Promissory Note initially issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00.  No registration rights were issued in connection with these shares.

Conversion of Notes and Exercise of Warrants Q1/2012

On February 14, 2012, a Convertible Promissory Note issued to The Bingham Law Group on July 1, 2011 in a principle amount of $25,000.00, together with accrued interest of $1,783.56, for a total amount of $26,783.56, was converted by The Bingham Law Group at a conversion price of $0.00075 into 35,711,416 shares of restricted Common Stock of the Company.

On February 14, 2012, a Convertible Promissory Note issued to The Bingham Law Group on January 1, 2011 in a principle amount of $50,000.00, together with accrued interest of $6,542.47, for a total amount of $56,542.47, was converted by The Bingham Law Group at a conversion price of $0.0006884 into 82,136,063 shares of restricted Common Stock of the Company.

Conversion of Notes and Exercise of Warrants Q2/2012

On May 21, 2012, $25,000.00 of principle, together with accrued interest of $5,613.70, for a total amount of $30,613.70, of a Convertible Promissory Note issued to the Gary Fears Trust on July 1, 2010 in a principle amount of $218,570.50, was converted by Kristen Zankl at a conversion price of $0.0003 into 102,073,059 shares of restricted Common Stock of the Company.

On May 21, 2012, $86,000.00 of principle, together with accrued interest of $19,311.12, for a total amount of $105,311.12, of a Convertible Promissory Note issued to the Gary Fears Trust on July 1, 2010 in a principle amount of $218,570.50, was converted by Richard Applegate at a conversion price of $0.0003 into 351,131,324 shares of restricted Common Stock of the Company.

On May 21, 2012, $64,000.00 of principle, together with accrued interest of $12,235.56, for a total amount of $76,735.56, of a Convertible Promissory Note issued to the Gary Fears Trust on October 15, 2010 in a principle amount of $110,000.00, was converted by GFMB LLC at a conversion price of $0.0003 into 255,785,205 shares of restricted Common Stock of the Company.

On May 21, 2012, $65,000.00 of principle, together with accrued interest of $15,512.52, for a total amount of $80,514.42, of a Convertible Promissory Note issued to the Gary Fears Trust on May 19, 2010 in a principle amount of $150,000.00, was converted Lightening Equity Group LLC at a conversion price of $0.0003 into 268,381,735 shares of restricted Common Stock of the Company.

On May 21, 2012, $70,700.00 of principle, together with accrued interest of $13,737.11, for a total amount of $84,437.11, of a Convertible Promissory Note issued to the Gary Fears Trust on October 1, 2010 in a principle amount of $146,142.51, was converted by Lightening Equity Group LLC at a conversion price of $0.0003 into 281,457,023 shares of restricted Common Stock of the Company.

On May 21, 2012, a Convertible Promissory Note issued to Joint Strategy Group LLC on September 3, 2009 in a principle amount of $19,762.32, together with accrued interest of $6,393.25, for a total amount of $26,155.57, was converted by the Dylan Scott Goldstein Irrevocable Trust at a conversion price of $0.0003 into 87,185,220 shares of restricted Common Stock of the Company.

On May 21, 2012, a Convertible Promissory Note issued to Jamie Goldstein on April 1, 2011 in a principle amount of $75,000.00, together with accrued interest of $10,084.93, for a total amount of $85,084.93, was converted by the Dylan Scott Goldstein Irrevocable Trust at a conversion price of $0.0003 into 283,616,438 shares of restricted Common Stock of the Company.

On June 20, 2012, $25,000.00 of principle, together with accrued interest of $6,090.41, for a total amount of $31,090.41, of a Convertible Promissory Note issued to the Gary Fears Trust on May 19, 2010 in a principle amount of $150,000.00, was converted by Northern Capital Group, LLC at a conversion price of $0.0003 into 103,634,703 shares of restricted Common Stock of the Company.

Conversion of Notes and Exercise of Warrants Q3/2012

On July 6, 2012, a Convertible Promissory Note issued to The Bingham Law Group on November 22, 2011 in a principle amount of $25,000.00, together with accrued interest of $1,775.34, for a total amount of $26,775.34, was converted by The Bingham Law Group at a conversion price of $0.0005 into 53,550,680 shares of restricted Common Stock of the Company.

On July 6, 2012, $3,500.00 of principle, together with accrued interest of $296.88, for a total amount of $3,796.88, of a Convertible Promissory Note issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00, was converted by Maria Idiaquez Meneses at a conversion price of $0.0003 into 12,656,256 shares of restricted Common Stock of the Company.

On July 6, 2012, $3,000.00 of principle, together with accrued interest of $254.47, for a total amount of $3,254.47, of a Convertible Promissory Note issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00, was converted Evelyn Saldana Rodriguez at a conversion price of $0.0003 into 10,848,219 shares of restricted Common Stock of the Company.

On July 6, 2012, $6,000.00 of principle together with accrued interest of $508.93, for a total amount of $6,508.93, of a Convertible Promissory Note issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00, was converted by Greisy Tejada Lujan at a conversion price of $0.0003 into 21,696,438 shares of restricted Common Stock of the Company.

On July 6, 2012, $3,000.00 of principle together with accrued interest of $254.47, for a total amount of $3,254.47, of a Convertible Promissory Note issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00, was converted by Juliana Hoyas Castelar at a conversion price of $0.0003 into 10,848,219 shares of restricted Common Stock of the Company.

Conversion of Preferred Stock Q1/2012

No Preferred stock was converted in Q1/2012

Conversion of Preferred Stock Q2/2012

On April 18, 2012, 874,913 out of 1,333,332 shares of Series B Preferred stock issued to Cornucopia, Ltd. in May, 2011, was converted by Cornucopia, Ltd. on behalf of Alan Nisselson, Responsible Officer & Authorized Person of MarketXT Holdings, Corp into 349,956,000 shares of restricted Common Stock of the Company.

Conversion of Preferred Stock Q3/2012

On July 6, 2012, 108,619 out of 1,333,332 shares of Series B Preferred stock issued to Cornucopia, Ltd. in May, 2011, was converted by Cornucopia, Ltd. into 43,447,410 shares of restricted Common Stock of the Company.

Retirement of Notes and Exercise of Warrants Q3/2012

On July 3, 2012, pursuant to the terms of a settlement agreement between the Company and Mark Daniels, a promissory note issued to Daniels on April 15, 2009 in the principle amount of $159,878.00, including accrued interest of $61,761.09, for a total amount of $221,639.09, was definitively retired in its entirety.  The Company has no further obligation with respect to said promissory note.

Notes Receivable

On February 2, 2012, the Company made an additional loan to Tac-Air in the amount of fifty thousand dollars (US$50,000).

NOTE 9 – PRIOR PERIOD ADJUSTMENTS AND RESTATEMENT OF WEIGHTED AVERAGE SHARES OUTSTANDING

The previously issued financial statements for 2010 have been restated. The calculation for average weighted shares outstanding has been adjusted to reflect the issuance date of shares issued in 2010. The effect of the correction is as follows:

	As Previously Stated	As Corrected

Number of Weighted Average Shares Outstanding	2,208,332,790	2,071,721,049

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

(B) Management’s report on internal controls over financial reporting.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weakness listed below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2011, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

There have been no changes in our internal control over financial reporting during the fiscal year ending 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Increase in Authorized Shares

On August 5, 2011, the Company amended its Articles of Incorporation with the Nevada Secretary of State increasing the Company’s authorized shares of Common Stock to 6,000,000,000.

Designation of Preferred Stock

On April 25, 2011, the Company approved of a Certificate of Designation to be filed with the Nevada Secretary of State designating 1,000,000 shares of its authorized but undesignated preferred stock as Series A Preferred Stock and 5,000,000 shares of its authorized but undesignated preferred stock as Series B Preferred Stock. Each share of Series A Preferred Stock is convertible into one hundred shares of Common Stock and maintains a number of votes equal to the number of shares of Common Stock each share of Series A Preferred Stock is convertible into multiplied by thirty. Each share of Series B Preferred Stock is convertible into four hundred shares of Common Stock, maintains a number of votes equal to the number of shares of Common Stock each share of Series B Preferred Stock is convertible into, provides for a 12% annual coupon payment, is collateralized by the Aircraft and provides for an optional right of participation by the holder in the Company’s operating profits through the redemption and retirement of the shares of Series B Preferred Stock. A copy of the Certificate of Designation filed with the Nevada Secretary of State designating the rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series A Preferred Stock and Series B Preferred Stock has been attached as an exhibit to our Form 8-K filed on April 28, 2011 and has been incorporated in its entirety by reference.

On May 31, 2011, the Company approved of a Certificate of Designation to be filed with the Nevada Secretary of State designating 10,000,000 shares of its authorized but undesignated preferred stock as Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into four hundred shares of Common Stock and maintains a number of votes equal to the number of shares of Common Stock each share of Series C Preferred Stock is convertible into.  A copy of the Certificate of Designation filed with the Nevada Secretary of State designating the rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series C Preferred Stock has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety by reference. As of the date of this Form 10-K, no shares of Series C Preferred Stock are issued or outstanding.

Cornucopia Financing

As disclosed in our Form 8-K filed on April 28, 2011, on April 1, 2011, the Company entered into a binding letter of intent with Cornucopia, Ltd. (“Cornucopia”) in connection with a proposed financing arrangement.

Pursuant to the terms of the letter of intent and subject to further negotiation and final agreements and documentation Cornucopia has agreed to provide the Company up to One Million Dollars (US$1,000,000) in financing as follows:

a.

Initial Financing Terms.  Cornucopia shall provide an initial financing of Four Hundred Thousand Dollars (US$400,000 and the “Initial Financing”) through the sale and issuance by the Company of shares of Series B Preferred Stock (the “Series B Preferred Stock”) to be designated upon execution of the Definitive Agreements. The Initial Financing and number of shares of Preferred Stock: (i) shall be convertible into 533,333,200 shares of the Company’s restricted common stock, par value $0.001 (the “Common Stock”); (ii) shall maintain a number of votes equal to the number of shares of Common Stock the Preferred Stock is convertible into; (iii) shall provide for a 12% annual coupon payment; (iv) shall be collateralized by certain Company assets to be agreed upon by the parties in the Definitive Agreements; (v) shall provide for a right of participation in the Company’s operating profits to be agreed upon by the parties in the Definitive Agreements; and (vi) shall include (A) a warrant to purchase up to 533,333,200 shares of Common Stock and (B) a warrant to purchase up to 800,000,000 shares of Common Stock

b.

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

In April of 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “SPA”) for the initial round of the US$1,000,000 financing under the LOI. Pursuant to the terms of the SPA, Cornucopia agreed to provide the Company US$400,000 in financing through the sale and issuance by the Company of a total of 1,333,332 shares of Series B Preferred Stock in two separate tranches. The Company received the initial financing tranche of US$200,000 through the sale of 666,666 shares of Series B Preferred Stock.

In April of  2011, the Company received the second financing tranche of US$200,000 from Cornucopia under the terms of the SPA. Pursuant to the terms of the SPA, the Company agreed to issue Cornucopia an additional 666,666 shares of Series B Preferred Stock (the “T2 Shares”). The T2 Shares: (i) are convertible into 266,666,400 shares of the Company’s restricted common stock, par value $0.001 (the “Common Stock”); (ii) maintain a number of votes equal to the number of shares of Common Stock the T2 Shares are convertible into; (iii) provide for a 12% annual coupon payment; (iv) are collateralized by certain Company assets; and (v) provide for an optional right of participation by Cornucopia in the Company’s operating profits through the redemption and retirement of a portion of the T2 Shares.

On July 22, 2011, the Company and Cornucopia entered into a Securities Purchase Agreement (the “Second SPA”) wherein Cornucopia purchased an additional 437,445 shares of Series B Preferred Stock under the Subsequent Financing for a total purchase price of Two Hundred Thousand Dollars (US$200,000). The rights, preferences and privileges of the Preferred Stock are outlined in the Certificate of Designation designating the Preferred Stock, which was attached as an exhibit to our Form 8-K filed on April 28, 2011 and is hereby incorporated by reference.

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

On December 1, 2011, the Company entered into a consulting agreement with JSG, LLC. Pursuant to the terms of the agreement, JSG shall provide various consulting services to the Company in consideration for a one-time fee of 100,000,000 shares of Common Stock of the Company.  A copy of the agreement has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On December 1, 2011, the Company entered into a consulting agreement with GFMB, LLC. Pursuant to the terms of the agreement, GFMB shall provide various consulting services to the Company in consideration for a one-time fee of 50,000,000 shares of Common Stock of the Company. A copy of the agreement has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

Subsequent Events- Recent sales of unregistered securities

Issuance of Convertible Debentures

First Quarter of 2012

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $29,444.45 to Alexis Korybut as consideration for unpaid salary accrued during the fourth quarter of 2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 58,890,900 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $10,000 to Brad Hacker as consideration for accounting services for fiscal year 2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,000,000 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $41,528.22 to the Katherine M. O’Connor Trust as consideration for funding the purchase of aircraft to be sold to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 83,056,440 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $35,375.89 to Sopwith, LLC as consideration for funding the purchase of aircraft to be sold to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 70,751,780 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On February 29, 2012, the Company issued a Convertible Debenture in a principle amount of $57,804.38 to Jamie Goldstein as consideration for loans to the Company during the first quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 115,608,760 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On March 31, 2012, the Company issued a Convertible Debenture in a principle amount of $20,000.00 to The Bingham Law Group as consideration for unpaid legal services accrued during the first quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 40,000,000 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On March 31, 2012, the Company issued a Convertible Debenture in a principle amount of $65,458.60 to Alexis Korybut as consideration for (i) unpaid salary accrued during the first quarter of 2012, (ii) out-of-pocket expenses, and (iii) a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 130,917,200 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

Second Quarter of 2012

On April 15, 2012, the Company issued a Convertible Debenture in a principle amount of $11,000.00 to Jamie Goldstein as consideration for loans to the Company during the second quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 36,666,667 shares of Common Stock at a conversion price of $0.0003 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $54,000.00 to Alexis Korybut as consideration for unpaid salary accrued during the second quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 180,000,000 shares of Common Stock at a conversion price of $0.0003 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $40,000.00 to The Bingham Law Group as consideration for unpaid legal services accrued during the second quarters of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 133,333,333 shares of Common Stock at a conversion price of $0.0003 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $72,448.49 to Alexis Korybut as consideration for accrued and unpaid vacation from August 17, 2007 through June 30, 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 241,494,967 shares of Common Stock at a conversion price of $0.0003 per share. A copy of the debenture has been attached as an exhibit to this Form 10-K and has been incorporated in its entirety herein by reference.

Conversion of Notes, Preferred Stock and Exercise of Warrants

First Quarter of 2012

The Company issued 35,711,416 shares of restricted Common Stock to The Bingham Law Group in February, 2012 in consideration for the conversion of a principle amount of $25,000.00 and accrued interest of $1,783.56, for a total consideration of $26,783.56, of a Convertible Promissory Note initially issued to The Bingham Law Group on July 1, 2011 with a principle amount of $25,000.00.  No registration rights were issued in connection with these shares.

The Company issued 82,136,063 shares of restricted Common Stock to The Bingham Law Group in February, 2012 in consideration for the conversion of a principle amount of $50,000.00 and accrued interest of $6,542.47, for a total consideration of $56,542.47, of a Convertible Promissory Note initially issued to The Bingham Law Group on January 1, 2011 with a principle amount of $50,000.00.  No registration rights were issued in connection with these shares.

Second Quarter of 2012

The Company issued 349,956,000 shares of restricted Common Stock to Alan Nisselson, Responsible Officer & Authorized Person of MarketXT Holdings, Corp, in April, 2012 in consideration for the conversion of 874,913 shares of Series B Preferred stock issued to Cornucopia, Ltd. in May, 2011, at the request of Cornucopia, Ltd.  No registration rights were issued in connection with these shares.

The Company issued 102,073,059 shares of restricted Common Stock to Kristen Zankl in May, 2012 in consideration for the conversion of a principle amount of $25,000.00 and accrued interest of $5,613.70, for a total consideration of $30,613.70, of a Convertible Promissory Note initially issued to the Gary Fears Trust on July 1, 2010 with a principle amount of $218,570.50 and subsequently assigned to Kristen Zankl.  No registration rights were issued in connection with these shares.

The Company issued 351,131,324 shares of restricted Common Stock to Richard Applegate in May, 2012 in consideration for the conversion of a principle amount of $86,000.00 and accrued interest of $19,311.12, for a total consideration of $105,311.12, of a Convertible Promissory Note initially issued to the Gary Fears Trust on July 1, 2010 with a principle amount of $218,570.50 and subsequently assigned to Richard Applegate.  No registration rights were issued in connection with these shares.

The Company issued 255,785,205 shares of restricted Common Stock to GFMB LLC in May, 2012 in consideration for the conversion of a principle amount of $64,000.00 and accrued interest of $12,235.56, for a total consideration of $76,735.56, of a Convertible Promissory Note initially issued to the Gary Fears Trust on October 15, 2010 with a principle amount of $110,000.00 and subsequently assigned to GFMB, LLC.  No registration rights were issued in connection with these shares.

On May 21, 2012, $65,000.00 of principle, together with accrued interest of $15,512.52, for a total amount of $80,514.42, of a Convertible Promissory Note issued to the Gary Fears Trust on May 19, 2010 in a principle amount of $150,000.00, was converted Lightening Equity Group LLC at a conversion price of $0.0003 into 268,381,735 shares of restricted Common Stock of the Company.

On May 21, 2012, $70,700.00 of principle, together with accrued interest of $13,737.11, for a total amount of $84,437.11, of a Convertible Promissory Note issued to the Gary Fears Trust on October 1, 2010 in a principle amount of $146,142.51, was converted by Lightening Equity Group LLC at a conversion price of $0.0003 into 281,457,023 shares of restricted Common Stock of the Company.

On May 21, 2012, a Convertible Promissory Note issued to Joint Strategy Group LLC on September 3, 2009 in a principle amount of $19,762.32, together with accrued interest of $6,393.25, for a total amount of $26,155.57, was converted by the Dylan Scott Goldstein Irrevocable Trust at a conversion price of $0.0003 into 87,185,220 shares of restricted Common Stock of the Company.

On May 21, 2012, a Convertible Promissory Note issued to Jamie Goldstein on April 1, 2011 in a principle amount of $75,000.00, together with accrued interest of $10,084.93, for a total amount of $85,084.93, was converted by the Dylan Scott Goldstein Irrevocable Trust at a conversion price of $0.0003 into 283,616,438 shares of restricted Common Stock of the Company.

The Company issued 103,634,703 shares of restricted Common Stock to Northern Capital Group, LLC in June, 2012 in consideration for the conversion of a principle amount of $25,000.00 and accrued interest of $6,090.41, for a total consideration of $31,090.41, of a Convertible Promissory Note initially issued to the Gary Fears Trust on May 19, 2010 with a principle amount of $150,000.00.  No registration rights were issued in connection with these shares.

Third Quarter of 2012

The Company issued 53,550,680 shares of restricted Common Stock to The Bingham Law Group in July, 2012 in consideration for the conversion of a principle amount of $25,000.00 and accrued interest of $1,775.34, for a total consideration of $26,775.34, of a Convertible Promissory Note initially issued to The Bingham Law Group on November 22, 2011 with a principle amount of $25,000.00.  No registration rights were issued in connection with these shares.

The Company issued 43,447,410 shares of restricted Common Stock to Cornucopia, Ltd. In July, 2012 in consideration for the conversion of 108,619 shares of Series B Preferred stock initially issued to Cornucopia, Ltd. in May, 2011.  No registration rights were issued in connection with these shares.

The Company issued 12,656,256 shares of restricted Common Stock to Maria Idiaquez Meneses in July, 2012 in consideration for the conversion of a principle amount of $3,500.00 and accrued interest of $296.88, for a total consideration of $3,796.88, of a Convertible Promissory Note initially issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00 and subsequently assigned to Maria Idiaquez Meneses.  No registration rights were issued in connection with these shares.

The Company issued 10,848,219 shares of restricted Common Stock to Evelyn Saldana Rodriguez in July, 2012 in consideration for the conversion of a principle amount of $3,000.00 and accrued interest of $254.47, for a total consideration of $3,254.47 of a Convertible Promissory Note initially issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00 and subsequently assigned to Evelyn Saldana Rodriguez.  No registration rights were issued in connection with these shares.

The Company issued 21,696,438 shares of restricted Common Stock to Greisy Tejada Lujan in July, 2012 in consideration for the conversion of a principle amount of $6,000.00 and accrued interest of $508.93, for a total consideration of $6,508.93, of a Convertible Promissory Note initially issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00 and subsequently assigned to Greisy Tejada Lujan.  No registration rights were issued in connection with these shares.

The Company issued 10,848,219 shares of restricted Common Stock to Juliana Hoyas Castelar in July, 2012 in consideration for the conversion of a principle amount of $3,000.00 and accrued interest of $254.47, for a total consideration of $3,254.47 of a Convertible Promissory Note initially issued to Alexis Korybut on October 1, 2011 with a principle amount of $15,500.00 and subsequently assigned to Juliana Hoyas Castelar.  No registration rights were issued in connection with these shares.

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

Notes Receivable

On February 2, 2012, the Company made an additional loan to Tac-Air in the amount of fifty thousand dollars (US$50,000).

Employment Agreements

On May 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $180,000, a one-time issuance of 3,000,000 shares of the Company’s Series A Preferred Stock and additional benefits as outlined in the agreement. A copy of the employment agreement has been attached as an exhibit to this Form 10-K, and is hereby incorporated by reference.

Settlement Agreement with Mark Daniels

On or about July 3, 2012, the Company entered into a Settlement Agreement (the “Daniels Settlement Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Daniels Settlement Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety. Pursuant to the terms of the Daniels Settlement Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Daniels Settlement Agreement.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Board of  Directors and Officers

As of the date of this report, our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Alexis Korybut	46	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Michael Cariello	51	Director, Chief Operating Officer and Secretary

Peter C. Maffitt	68	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2011, not all Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 11. Executive Compensation

Set forth below is information concerning the compensation paid for services in all capacities to our President and Executive Officers for the years ended December 31, 2011 and 2010.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings (4)	All Other Compensation ($)	Total ($)

Alexis Korybut	2011	120,000	-	1,000,000[1]	-	-	-	-	120,000
Chief Executive Officer
Chief Financial Officer	2010	120,000	-	75,000	-	-	-	-	195,000
Chairman, Director
and former VP

Michael Cariello	2011	-0-	-	-	-	-	-	-	-
Chief Operating Officer
Secretary and Director	2010	120,000	-	-	-	-	-	-	120,000

Peter Maffit	2011	-	-	25,000,000	-	-	-	-	-
Director
	2010	-	-	-	-	-	-	-	-

(1)

Pursuant to the Employment Agreement dated April 24, 2011 between the Company and Mr. Alexis Korybut, Mr. Korybut was issued 1,000,000 shares of Series A Preferred Stock. The 1,000,000 shares of Series A Preferred Stock are convertible into a total of  100,000,000 shares of Common Stock and maintain a number of votes equal to the product of: (a) the number of shares of Common Stock each share of Series A Preferred Stock is convertible into on the record date of such vote multiplied by (b) thirty (30).

Option/SAR Grants in Fiscal Year 2011

None.

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

On May 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $180,000, a one-time issuance of 3,000,000 shares of the Company’s Series A Preferred Stock and additional benefits as outlined in the agreement. A copy of the employment agreement has been attached as an exhibit to this Form 10-K, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information about the beneficial ownership of our shares of common stock as of December 31, 2011 by: (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of common stock; and (ii) each of our directors and each of our named executive officers and all directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Michael Cariello(1)	50,000,000	1.37%
Alexis Korybut(2)	88,303,209	2.42%
Peter Maffitt(3)	25,000,000	0.05%
GFMB, LLC(4)	193,107,580	5.29%
Mark Daniels Irrevocable Trust III(5)	291,521,921	7.99%

All directors, officers and 5% shareholders as a group	647,932,710	17.12%

(1)

The address is 10907 Carrolwood Drive, Tampa, Florida 33618.

(2)

The address is 123 West Nye Lane, Suite 517, Carson City, Nevada 89706.

(3)

The address is 2001 Kirby Dr., Suite 1007, Houston, Texas 77019

(4)

The address is 2402 Venetian Way, Boynton Beach, Florida 33426.

(5)

The address is 4521 PGA Blvd., Suite 350, Palm Beach Gardens, Florida 33418.

The following table presents information about the beneficial ownership of our shares of Series A Preferred Stock as of December 31, 2011 by: (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our share of Series A Preferred Stock; and (ii) each of our directors and each of our named executive officers and all directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Alexis Korybut(2)	1,000,000	100%

All directors, officers and 5% shareholders as a group	1,000,000	100%

 (1)

The address is 123 West Nye Lane, Suite 517, Carson City, Nevada 89706. The 1,000,000 shares of Series A Preferred Stock are convertible into a total of  100,000,000 shares of Common Stock and maintain a number of votes equal to the product of: (a) the number of shares of Common Stock each share of Series A Preferred Stock is convertible into on the record date of such vote multiplied by (b) thirty (30).

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

Item 14. Principal Accountant Fees and Services

Audit Fees

For the year ended December 31, 2011, Hamilton P.C., the Company’s current principal accountants, billed the Company $16,000 for fees for the audit of the Company’s annual financial statements and $3,000 for the 10-Q for the third quarter of 2011.  We paid Malcolm Pollard C.P.A., P.A., our former auditor, auditor fees of $2,500 for review fees for each of the first two quarters of the 2011 10-Q’s and $20,500 for the 2010 10-K audit and review of the 2009 10-K.

Audit-Related Fees

For the years ended December 31, 2011 and December 31, 2010, none of the Company’s past or present auditors provided the Company with any assurances or related services reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2011 and December 31, 2010, Hamilton PC, none of the Company’s past or present auditors provided professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended December 31, 2011 and December 31, 2010, none of the Company’s past or present auditors provided services related to the preparation and filing of the Company’s filings, the creation of pro forma financial statements and other related matters.

Audit Committee Pre-Approval Policies

The Company currently does not have an audit committee.  The Company’ Board of Directors currently approves in advance all audit and non-audit related services performed by the Company’s principal accountants.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit	Title
3 (i)

Articles of Incorporation and amendments thereto. (Attached as an exhibit to our First Amended Form 10-Q for the period ending September 30, 2010 filed with the SEC on May 10, 2011 and incorporated herein by reference).

3 (ii)

Certificate of Designation filed with the Nevada Secretary of State designating the rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).
10.1	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $15,500.00 dated October 1, 2011.
10.2	Convertible Promissory Note issued to Jamie Goldstein in the principal amount of $1,500.00 dated October 1, 2011.
10.3	Convertible Promissory Note issued to The Bingham Law Group in the principal amount of $25,000.00 dated November 22, 2011.
10.4	Consulting Agreement between Tactical Air Defense Services, Inc. and JSG, LLC dated December 1, 2011.
10.5	Consulting Agreement between Tactical Air Defense Services, Inc. and GFMB, LLC dated December 1, 2011.
10.6	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $29,444.45 dated January 1, 2012.
10.7	Convertible Promissory Note issued to Brad Hacker in the principal amount of $10,000.00 dated January 1, 2012.
10.8	Convertible Promissory Note issued to Katherine M. O’Connor Trust in the principal amount of $41,528.22 dated January 1, 2012.
10.9	Convertible Promissory Note issued to Sopwith, LLC in the principal amount of $35,375.89 dated January 1, 2012.
10.10	Convertible Promissory Note issued to Jamie Goldstein in the principal amount of $57,804.38 dated February 29, 2012.
10.11	Convertible Promissory Note issued to The Bingham Law Group in the principal amount of $20,000.00 dated March 31, 2012.
10.12	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $65,458.60 dated March 31, 2012.
10.13	Convertible Promissory Note issued to Jamie Goldstein in the principal amount of $11,000.00 dated April 15, 2012.
10.14	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $54,000.00 dated June 30, 2012.
10.15	Convertible Promissory Note issued to The Bingham Law Group in the principal amount of $40,000.00 dated June 30, 2012.
10.16	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $72,448.49 dated June 30, 2012.
10.17	Employment Agreement between Tactical Air Defense Services, Inc. and Alexis Korybut dated May 15, 2012.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

Date: July 30, 2012

/s/ Alexis C. Korybut

By: Alexis C. Korybut

Its: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexis C. Korybut	CEO, President and Chief Financial Officer	July 30, 2012
Alexis C. Korybut	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Cariello	Director, Secretary and Chief Operating Officer	July 30, 2012
Michael Cariello

/s/ Peter C. Maffit	Director	July 26, 2012
Peter C. Maffit