Form 10-Q
period 2012-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2012-08-02
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

   X  .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

6,000,000 common shares outstanding, $0.001 par value, as of July 30, 2012

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

PART I

ITEM 1.

 FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012 $	2011 $

ASSETS
Current Assets:
Cash	7,417	298
Loans Receivable	365,000	315,000
Total Current Assets	372,417	315,298

TOTAL ASSETS	372,417	315,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	173,000	200,000
Short-Term Debentures, including accrued interest	-	-
Total Current Liabilities	173,000	200,000
Long-Term Debentures, including accrued interest	2,205,369	2,020,946
TOTAL LIABILITIES	2,378,369	2,220,946
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, Series A-$.001 par value; 50,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding at December 31, 2011 and March 31, 2012 respectively	1,000	1,000
Preferred stock, Series B-$.001 par value; 5,000,000 shares authorized; 1,333,332 and 1,333,332 shares issued and outstanding at December 31, 2011 and March 31, 2012 respectively	1,333	1,333
Preferred stock, Series C-$.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding at December 31, 2011 and March 31, 2012 respectively	-	-
Common stock-$.001 par value; 30,000,000,000 shares authorized; 3,763,732,071 and 3,645,884,592, shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,763,732	3,645,885
Additional paid-in-capital	35,967,149	36,003,669
Accumulated deficit	(41,741,164)	(41,557,535)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,005,952)	(1,905,648)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	372,417	315,298

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2012	2011
	$	$
REVENUES
Operating costs
General and administrative expenses	128,743	536,476

TOTAL COSTS	128,743	536,476
OPERATING LOSS	(128,743)	(536,476)

OTHER (EXPENSE) INCOME:
Interest expense	(54,885)	(57,627)
Other
TOTAL OTHER EXPENSES	(54,885)	(57,627)

NET LOSS	(183,628)	(594,103)
Legal Settlement	-	(75,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(183,628)	(669,103)

Loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	3,724,449,578	2,993,930,220

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended

	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(183,628)	$(669,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset		-
Bad Debt Reserve
Stock-based compensation	-	13,492
Changes in operating assets and liabilities:
Loan Receivable	(50,000)	-
Accounts payable	(27,000)	(136,353)
Accrued liabilities	-	-
Net Cash Used in Operating Activities	(260,628)	(791,964)
CASH USED IN INVESTING ACTIVITIES
Investment in Subsidiary	-
Net Cash Used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Notes Payable	267,747	791,944
Proceeds from sale of common stock	-	-
Net Cash Provided by Financing Activities	267,747	791,944
Increase (Decrease) in cash	7,119	(20)
Cash - Beginning of period	298	168
Cash - End of period	$7,417	$148
Interest paid	$-	$-
Taxes paid	$-	$-

TACTICAL AIR DEFENSE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - COMPANY AND BASIS OF PRESENTATION:

General

TADS Corporate History

TADS was incorporated in the State of Nevada on July 9, 1998 under the name Natalma Industries, Inc. Originally, TADS operated as a junior mining company engaged in the exploration of mining properties. We were unsuccessful in locating a joint venture partner to assist us in the development of our mining claims. As a result, TADS was unable to pay for and perform the exploration and development required in its agreement with the owners of its properties and lost our rights to the mining claims. Our management at the time, therefore determined that it was in the best interest of our shareholders that we seek potential operating businesses and business opportunities with the intent to acquire or merge with another business, which led to the purchase substantially all of the assets of AeroGroup Incorporated (“AeroGroup”) on December 15, 2006 (the “AeroGroup Acquisition”). The complete terms of the AeroGroup Acquisition were disclosed in our Form 8-K filed with the SEC on December 18, 2006. AeroGroup Incorporated originally commenced its operations and business plan as a contractor of military flight training as AeroGroup International Corporation in January 2002, and eventually merged with and acquired AeroGroup Incorporated.

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

On December 15, 2006, TADS acquired substantially all of the assets of AeroGroup and assumed certain contracts in exchange for the assumption by TADS of certain liabilities of AeroGroup. Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2010. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, maintenance training, aerial fire-fighting, disaster relief services, and other aerial services. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized while replacement, maintenance, and repairs, which do not extend the lives of the respective assets, are currently charged to expense. Any gain or loss on disposition of assets is recognized currently in the statement of income.

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

NOTE 4 – SALE OF STOCK

Issuance of Convertible Debentures Q1/2012

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

Conversion of Notes and Exercise of Warrants

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

NOTE 5 – COMMITMENTS:

Compensation Agreements

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

On or about July 3, 2012, Tactical Air Defense Services, Inc., a Nevada corporation (the “Company”) entered into a Settlement Agreement (the “Daniels Settlement Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Daniels Settlement Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety.

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

As of the date of this Quarterly Report, the Company is not a party to any pending litigation or legal proceeding that is not described herein or in the ordinary course of business. To our knowledge, no such proceedings exist or are threatened other than those described herein.

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

NOTE 7 – NOTES RECEIVABLE

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

In connection with the LOI and Services Contracts, the Company has provided Tac-Air funding codified by a secured promissory note issued to the Company by Tac-Air in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of Tac-Air’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in Tac-Air. A copy of the Note has been attached as an exhibit to our Form 8-K filed on July 28, 2012, and is hereby incorporated by reference.

On February 2, 2012, the Company made an additional loan to Tac-Air in the amount of fifty thousand dollars (US$50,000).

NOTE 8 – SUBSEQUENT EVENTS

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

Expiration of Warrants Q2/2012

In April, 2012, both the Series A-100 and Series A-101 warrants issued to Cornucopia, Ltd. expired with no exercise of such warrants and no issuance of any shares of Common Stock.  Such warrants were issued to Cornucopia, Ltd. in April, 2011, in connection with a securities purchase agreement with Cornucopia, Ltd. in which Cornucopia, Ltd. was issued (a) Series A-100 warrant to purchase up to 533,333,333 shares of Common Stock at an exercise price of $0.00075 for a one year period; and (b) Series A-101 warrant to purchase up to 800,000,000 shares of Common Stock at an exercise price of the lesser of: (A) $0.0025 or (B) a fifty percent (50%) discount to the average closing price of the Common Stock for the thirty (30) trading days prior to exercise of the A-101 warrant.

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

TADS Corporate History

TADS was incorporated in the State of Nevada on July 9, 1998 under the name Natalma Industries, Inc. Originally, TADS operated as a junior mining company engaged in the exploration of mining properties. We were unsuccessful in locating a joint venture partner to assist us in the development of our mining claims. As a result, TADS was unable to pay for and perform the exploration and development required in its agreement with the owners of its properties and lost our rights to the mining claims. Our management at the time, therefore determined that it was in the best interest of our shareholders that we seek potential operating businesses and business opportunities with the intent to acquire or merge with another business, which led to the purchase substantially all of the assets of AeroGroup Incorporated (“AeroGroup”) on December 15, 2006 (the “AeroGroup Acquisition”). The complete terms of the AeroGroup Acquisition were disclosed in our Form 8-K filed with the SEC on December 18, 2006. AeroGroup Incorporated originally commenced its operations and business plan as a contractor of military flight training as AeroGroup International Corporation in January 2002, and eventually merged with and acquired AeroGroup Incorporated.

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

Current Asset Status

Embraer EMB 314 Super Tucano Joint Venture Services Agreement

On or about May 2, 2011, the Company entered into a joint venture Services Agreement (the “JV Agreement”) with Tactical Air Support, Inc., a Nevada corporation (“Tac-Air”) relating to the capital lease and operation of an Embraer EMB 314 Super Tucano aircraft (the “Tucano”). Pursuant to the terms of the JV Agreement, the Tucano was leased in the name of Tac-Air under a capital lease, with Tac-Air maintaining full control of the Tucano and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Tucano. The Company delivered $80,280.00 as a security deposit (the “Deposit”) under the lease of the Tucano, with Tac-Air required to compensate the Company with an interest payment equal to one percent (1%) of the Deposit payable monthly. In addition, the Company is entitled to thirty percent (30%) of the operating profit received by Tac-Air relating to work performed with the Tucano. A copy of the JV Agreement was attached to our Form 8-K filed with the SEC on May 10, 2011 and incorporated herein by reference in its entirety.

As of the date of this Form 10-Q, the Tucano has been deployed under a revenue-producing contract through a U.S. government contract issued to Tac-Air and has generated total revenues of approximately $70,000 for providing 2 days of training support for the U.S. Army ground forces, and is currently being considered for additional U.S. government contracts.

As previously disclosed in the Company’s Form 8-K filed on December 10, 2010, the Company and Tac-Air entered into a Merger Agreement (the “Merger Agreement”) related to a proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Tucano continues to be employed under the JV Agreement, subject to further agreement between the parties, such JV Agreements shall be terminated and the Tucano shall continue to be employed by the combined entity.

Additional Tactical Air Support, Inc Arrangements

On or about June 2, 2011, the Company entered into a Letter of Intent (the “Aircraft LOI”) with Tac-Air relating to the proposed acquisition (the “Acquisition”) of certain aircraft (the “Aircraft”). A copy of the Aircraft LOI was attached to our Form 8-K filed with the SEC on June 3, 2011 and incorporated herein by reference in its entirety.  Subject to further Definitive Agreements (as defined in the Aircraft LOI) and pursuant to the terms of the Aircraft LOI, in the event the parties are able to complete the Acquisition of the Aircraft, the Aircraft is to be purchased in the name of Tac-Air, with Tac-Air maintaining full control of the Aircraft and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Aircraft. Subject to further Definitive Agreements and pursuant to the terms of the Aircraft LOI, the Company shall be responsible for the acquisition of necessary funding related to the Acquisition and shall receive the right to receive fifty percent (50%) of all future profits derived from the operation, sale, lease or any other use of the Aircraft. Previously, as outlined above, the parties entered into a Merger Agreement related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Aircraft continues to be employed under the Definitive Agreements, subject to further agreement between the parties, such Definitive Agreements shall be terminated and the Aircraft shall continue to be employed by the combined entity.

On July 22, 2011, the Company entered into a Binding Letter of Intent (the “Services LOI”) with Tac-Air in connection with certain government services contracts Tac-Air is currently seeking (the “Services Contracts”).  Subject to further definitive agreements and pursuant to the terms of the Services LOI, in the event Tac-Air is awarded the Services Contracts, the Company will receive the right to thirty percent (30%) of all future net profits derived from the Services Contracts.  In connection with the Services LOI and Services Contracts, the Company has provided Tac-Air funding codified by a secured promissory note issued to the Company by Tac-Air in the amount of Three Hundred and Fifteen Thousand Dollars (US$315,000 and the “Note”). The Note maintains zero interest, a maturity date of October 22, 2011 and is secured by and convertible into 100,000 shares of Tac-Air’s pledged, issued and outstanding common stock at the Company’s option, which represents a ten percent (10%) ownership interest in Tac-Air. A copy of the Note has been attached as an exhibit to the previously filed Form 8-K filed on July 28, 2011, and is hereby incorporated by reference. As of the date of this filing, the Note is currently in default, but the Company has not yet exercised its option to acquire the 10% ownership interest in Tac-Air. Previously, as outlined above, the parties entered into a Merger Agreement related to the proposed merger between the parties. Although the Merger had not closed prior to the termination period and the related agreement has since expired, in the event the parties are able to finalize and close the Merger while the Services LOI continues to be in effect, subject to further agreement between the parties, such Services LOI shall be terminated and parties shall continue to work together under the combined entity.

M&M Agreement

On August 31, 2010, the Company entered into a Settlement Agreement and Release with M&M Aircraft Acquisitions, Inc. (the “M&M Agreement”) to acquire the exclusive right to purchase a number of military jets and related parts and engines.  Approximately $2,000,000 is required to complete the purchase of the assets under the M&M Agreement and the Company believes the ability to raise financing to cover such acquisition costs is good, however, as of the date of this Report, because M&M has failed to perform its obligations under the M&M Agreement, we cannot move forward on any financing or possession of the assets until such time as this issue is resolved. We have re-initiated legal action against M&M in Palm Beach County, Florida in order to take possession of the related aircraft and parts. Despite the legal hurdles, the Company is currently exploring a number of financing proposals for the funding of the acquisition of the assets. TADS believes that when fully operational and under contract, the aircraft may add between $9,000,000 and $13,500,000 in the aggregate per year to its top-line revenue. In addition, TADS anticipates that the aircraft, related parts, and jet engines may significantly increase the assets to its balance sheet, as well as provide additional cash-flows to the Company from sales of surplus spare parts and jet engines, however, the Company was recently denied a permanent injunction and although the Company believes it will ultimately prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

RESULTS OF OPERATIONS

Revenues

	Period Ended March 31

	2011	2010

Total Sales	$0	$0

We had no revenues for the period ended March 31, 2011 or for the period ended March 31, 2010.

Net Profit (Loss).

	Period Ended March 31

	2011	2010

Net Profit (Loss)	($183,628)	($669,103)

For the period ended March 31, 2011, we sustained net losses of $183,628 as compared with a net loss of $669,103 for the period ended March 31, 2010.  The increase in net loss is attributed to increased costs associated with general and administrative expenses and an element of compensatory stock issuance.

Liquidity and Capital Resources

As at March 31, 2012, the Company had total assets of $372,417. There were liabilities of $2,378,369 comprised of $173,000 in accounts payable and $2,205,369 in long term debentures. Assets of $173,000 and liabilities of $2,205,369 resulted in a working capital deficiency of $2,378,369. The Company reported total stockholders’ deficit of $2,005,952 at March 31, 2012. We anticipate that our current cash on hand of $7,417 as of March 31, 2012 is not sufficient to satisfy our cash requirements without additional funding.  The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the year ends December 31, 2012, the Company believes that it will expend funds on the following:

•

Expenses related to the acquisition of potential contracts;

•

Leasing and refurbishment of certain military aircraft and equipment; and

•

Hiring of additional employees and independent contractors to fulfill potential contracts.

Total current judgments outstanding against the Company described more fully in Part II; Item 1. Legal Proceedings total approximately $2,025,000 plus accrued interest. Considering the overall current legal proceedings described more fully in Part II; Item 1. Legal Proceedings and those specific to the acquisition of assets under the M&M Agreement described above in Part I.; Item 2. Management’s Discussion and Analysis or Plan of Operations; Overview and Plan of Operation; Current Asset Status, the Company has and expects to continue to expend significant funds on legal expenses.  Legal expenses have been a burden upon the liquidity of the Company since early 2010, and continue to be so, although we believe a portion of these expenses will be greatly reduced in the coming year as the litigation is anticipated to be resolved within that time frame. Considering the importance of some of the current litigation to the Company, although it is an expense that we would prefer not to incur, our management believes that it is a necessary expense and we believe we can obtain financing to continue to fund the litigation.  In connection with the Searock judgments against the Company (described more fully in Part II; Item 1. Legal Proceedings), it is the Company’s position that it will be overturned on appeal in light of both the evidence and the fact that the Company did not receive proper notice of impending litigation and was not able to present any defense, and as such, until such time as final determinations by the courts have been made, we do not expect these judgments against the Company to affect our liquidity.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its current and execute its proposed operations without raising additional capital.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  However, other than the Cornucopia financing agreement (as described below), there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

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

As of the date of this report, we are currently have in place a financing agreement with Cornucopia to provide up to $1 million in funding, of which approximately $600,000 has hereto date been delivered to the Company in order to (i) help satisfy our immediate liquidity needs, and (ii) lease certain military aircraft that we believe will begin to generate revenue and earnings such that it will cover a material portion of our broader and future liquidity needs. Considering the approximately $2,025,00 plus accrued interest in judgments against us, the additional $600,000 in potential financing will not completely satisfy our current liquidity needs. We are also pursuing a number of contracts that we believe will generate revenues and earnings to cover any outstanding liquidity shortfall. In addition, although we can make no guarantees, we believe that the current M&M litigation for the related aircraft and parts will ultimately be settled in our favor, and that the acquisition of said assets will greatly change the liquidity prospects of the Company due to either putting such aircraft to work on contract or by selling the assets at a significant premium to the price that the Company will have paid for such assets, however, the Company was recently denied a permanent injunction and although the Company believes it will ultimately prevail in certain legal disputes with M&M Aircraft Acquisitions, Inc. as described herein, the assets may not be available to the Company for an indefinite period, if ever.

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

Tac-Air Services Agreements

As disclosed in our Form 8-K filed on May 10, 2011, on or about May 2, 2011, the Company entered into a joint venture Services Agreement (the “Tac Agreement”) with Tac-Air relating to the capital lease and operation of an Embraer EMB 314 Super Tucano aircraft (the “Aircraft”). The Embraer EMB 314 Super Tucano is world renowned for its capabilities in counter insurgency and air to ground ordnance deliveries. Pursuant to the terms of the Tac Agreement, the Aircraft was leased in the name of Tac-Air under a capital lease, with Tac-Air maintaining full control of the Aircraft and responsibility for all associated operational, administrative, maintenance and insurance costs related to the operation of the Aircraft. Tactical Air Defense Services, Inc. has deliver $80,280.00 as a security deposit (the “Deposit”) under the lease of the Aircraft, with Tac-Air required to compensate the Company with an interest payment equal to one percent (1%) of the Deposit payable monthly. In addition, the Company is entitled to thirty percent (30%) of the operating profit received by Tac-Air relating to work performed with the Aircraft.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2012, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were originally described in the Company’s Form 10-K for the period ending December 31, 2011 and are again outlined below:

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

During our most recently completed fiscal quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this Quarterly Report, the Company is not a party to any pending litigation or legal proceeding that is not described herein or in the ordinary course of business. To our knowledge, no such proceedings exist or are threatened other than those described herein.

ITEM 1A.

RISK FACTORS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debentures

First Quarter of 2011

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $29,444.45 to Alexis Korybut as consideration for unpaid salary accrued during the fourth quarter of 2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 58,890,900 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $10,000 to Brad Hacker as consideration for accounting services for fiscal year 2011.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 20,000,000 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $41,528.22 to the Katherine M. O’Connor Trust as consideration for funding the purchase of aircraft to be sold to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 83,056,440 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On January 1, 2012, the Company issued a Convertible Debenture in a principle amount of $35,375.89 to Sopwith, LLC as consideration for funding the purchase of aircraft to be sold to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 70,751,780 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On February 29, 2012, the Company issued a Convertible Debenture in a principle amount of $57,804.38 to Jamie Goldstein as consideration for loans to the Company during the first quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 115,608,760 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On March 31, 2012, the Company issued a Convertible Debenture in a principle amount of $20,000.00 to The Bingham Law Group as consideration for unpaid legal services accrued during the first quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 40,000,000 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On March 31, 2012, the Company issued a Convertible Debenture in a principle amount of $65,458.60 to Alexis Korybut as consideration for (i) unpaid salary accrued during the first quarter of 2012, (ii) out-of-pocket expenses, and (iii) a loan to the Company.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 130,917,200 shares of Common Stock at a conversion price of $0.0005 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

Subsequent Event Issuances

On April 15, 2012, the Company issued a Convertible Debenture in a principle amount of $11,000.00 to Jamie Goldstein as consideration for loans to the Company during the second quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 36,666,667 shares of Common Stock at a conversion price of $0.0003 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $54,000.00 to Alexis Korybut as consideration for unpaid salary accrued during the second quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 180,000,000 shares of Common Stock at a conversion price of $0.0003 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $40,000.00 to The Bingham Law Group as consideration for unpaid legal services accrued during the second quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 133,333,333 shares of Common Stock at a conversion price of $0.0003 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $72,448.49 to Alexis Korybut as consideration for accrued and unpaid vacation from August 17, 2007 through June 30, 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 241,494,967 shares of Common Stock at a conversion price of $0.0003 per share. A copy of the debenture has been attached as an exhibit to our Form 10-K for the year ending December 31, 2011 and has been incorporated in its entirety herein by reference.

Issuance of Common Stock

Conversion of Notes, Preferred Stock and Exercise of Warrants

First Quarter of 2011

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

Employment Agreements

On May 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $180,000, a one-time issuance of 3,000,000 shares of the Company’s Series A Preferred Stock and additional benefits as outlined in the agreement. A copy of the employment agreement has been attached as an exhibit to our Form 10-K for the year ended December 31, 2011, and is hereby incorporated by reference.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during first quarter of fiscal year 2012, but was not reported.

ITEM 6.

EXHIBITS

Exhibit Number	Title

3 (i)

Articles of Incorporation and amendments thereto. (Attached as an exhibit to our First Amended Form 10-Q for the period ending September 30, 2010 filed with the SEC on May 10, 2011 and incorporated herein by reference).

3 (ii)

Certificate of Designation filed with the Nevada Secretary of State designating the rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).
10.1

Convertible Promissory Note issued to Alexis Korybut in the principal amount of $15,500.00 dated October 1, 2011 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.2

Convertible Promissory Note issued to Jamie Goldstein in the principal amount of $1,500.00 dated October 1, 2011(Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference) .

10.3

Convertible Promissory Note issued to The Bingham Law Group in the principal amount of $25,000.00 dated November 22, 2011 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.4

Consulting Agreement between Tactical Air Defense Services, Inc. and JSG, LLC dated December 1, 2011 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.5

Consulting Agreement between Tactical Air Defense Services, Inc. and GFMB, LLC dated December 1, 2011 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.6

Convertible Promissory Note issued to Alexis Korybut in the principal amount of $29,444.45 dated January 1, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.7

Convertible Promissory Note issued to Brad Hacker in the principal amount of $10,000.00 dated January 1, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.8

Convertible Promissory Note issued to Katherine M. O’Connor Trust in the principal amount of $41,528.22 dated January 1, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.9

Convertible Promissory Note issued to Sopwith, LLC in the principal amount of $35,375.89 dated January 1, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.10

Convertible Promissory Note issued to Jamie Goldstein in the principal amount of $57,804.38 dated February 29, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.11

Convertible Promissory Note issued to The Bingham Law Group in the principal amount of $20,000.00 dated March 31, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.12

Convertible Promissory Note issued to Alexis Korybut in the principal amount of $65,458.60 dated March 31, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.13

Convertible Promissory Note issued to Jamie Goldstein in the principal amount of $11,000.00 dated April 15, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.14

Convertible Promissory Note issued to Alexis Korybut in the principal amount of $54,000.00 dated June 30, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.15

Convertible Promissory Note issued to The Bingham Law Group in the principal amount of $40,000.00 dated June 30, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.16

Convertible Promissory Note issued to Alexis Korybut in the principal amount of $72,448.49 dated June 30, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

10.17

Employment Agreement between Tactical Air Defense Services, Inc. and Alexis Korybut dated May 15, 2012 (Attached as an exhibit to our Form 10-K for the year ended December 31, 2011 filed previously with the SEC and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2012, to be signed on its behalf by the undersigned on July 31, 2012 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)