Form 10-K/A
period 2011-12-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2012-08-20
CIK 1077915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

/s/ Malcolm L. Pollard, Inc.

HAMILTON PC

=================================================================================================

2121 S. ONEIDA ST., SUITE 312

DENVER, CO 80224

P: (303) 548-8072

F: (888) 466-4216

ED@HAMILTONPCCPA.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Tactical Air Defense Services, Inc

We have audited the accompanying balance sheet of Tactical Air Defense Services, Inc. as of December 31, 2011, and the related statements of income, retained earnings, and cash flows for the year then ended. We also audited the adjustments described in Note 9 that were applied to restate the 2010 financial statements to correct a misstatement. In our opinion, such adjustments are appropriate and have been properly applied. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tactical Air Defense Services, Inc. as of December 31, 2010, were audited by other auditors.  Those auditors expressed an unqualified opinion on those financial statements in their report dated May 12, 2011.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado

August 20, 2012

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 $	December 31, 2010 $

ASSETS
Current Assets:
Cash	298	168
Loans Receivable	315,000	165,000
Total Current Assets	315,298	165,168
Property and Equipment, net	-	-

TOTAL ASSETS	315,298	165,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	200,000	154,500
Short-Term Debentures, including accrued interest	-	-
Total Current Liabilities	200,000	154,500
Long-Term Debentures, including accrued interest	2,020,946	1,543,503
TOTAL LIABILITIES	2,220,946	1,698,003
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, Series A-$.001 par value; 1,000,000 shares authorized; - 1,000,000 and -0- shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	1,000	-
Preferred stock, Series B-$.001 par value; 5,000,000 shares authorized; - 1,333,332 and -0- shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	1,333	-
Preferred stock, Series C-$.001 par value; 10,000,000 shares authorized; - -0- shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	-	-
Common stock-$.001 par value; 6,000,000,000 shares authorized; - 3,645,884,592, and 2,987,935,294 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	3,645,885	2,984,443
Additional paid-in-capital	36,003,669	35,425,158
Accumulated deficit	(41,557,535)	(39,942,436)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,905,648)	(1,532,835)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	315,298	165,168

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2011	December 31, 2010
REVENUES	$	$
Operating costs
General and administrative, including compensatory element of stock issuance of $726,948 for the year ended December 31, 2011	1,315,864	1,158,818

TOTAL COSTS	1,315,864	1,158,818
OPERATING LOSS	(1,315,864)	(1,158,818)

OTHER (EXPENSE) INCOME:
Interest expense	(224,235)	(171,514)
Other
TOTAL OTHER EXPENSES	(224,235)	(171,514)

NET LOSS	(1,540,099)	(1,330,332)
Legal Settlement	(75,000)	(88,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(1,615,099)	(1,418,332)

Loss per common share - basic and diluted	-	-

Weighted average number of shares outstanding - basic and diluted	3,204,069,853	2,071,721,049

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Deficit
						Accumulated	Total
	Common Stock		Preferred Stock		Additional Paid	During Development	Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	in Capital	Stage	Equity
Balance -December 31, 2009	1,428,730,286	$1,428,730	-	$-	$35,733,183	$(38,524,104)	$(1,362,191)

Stock issued for services to consultants and employees	107,152,512	107,153	-	-	-	-	107,153
Issuance of common stock upon conversion of debentures	1,452,052,496	1,448,560	-	-	(308,025)	-	1,140,535
Net loss	-	-	-	-	-	(1,418,332)	(1,418,332)

Balance -December 31, 2010	2,987,935,294	2,984,443	-	-	35,425,158	(39,942,436)	(1,532,835)

Stock issued for services to consultants and employees	107,152,512	107,153	-	-	619,141	-	726,294
Issuance of common stock upon conversion of debentures	550,796,786	554,290	2,333	2,333	(40,630)	-	515,993
Net loss	-	-	-	-	-	(1,615,099)	(1,615,099)

Balance -December 31, 2011	3,645,884,592	$3,645,885	2,333	$2,333	$36,003,669	$(41,557,535)	$(1,905,648)

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,615,099)	$(1,418,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset		88,000
Bad Debt Reserve
Stock-based compensation	726,294	365,775
Changes in operating assets and liabilities:
Loan Receivable	(150,000)	(165,000)
Accounts payable	45,500	136,122
Accrued liabilities	-	-
Net Cash Used in Operating Activities	(993,305)	(993,435)
CASH USED IN INVESTING ACTIVITIES
Net Cash Used in Investing Activities		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Parties	993,435	960,403
Proceeds from sale of common stock	-	33,200
Net Cash Provided by Financing Activities	993,435	993,603
Increase (Decrease) in cash	130	168
Cash - Beginning of period	168	-
Cash - End of period	$298	$168
Interest paid	$-	$-
Taxes paid	$-	$-

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

Date: August 16, 2012

/s/ Alexis C. Korybut

By: Alexis C. Korybut

Its: Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alexis C. Korybut	CEO, President and Chief Financial Officer	August 16, 2012
Alexis C. Korybut	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Cariello	Director, Secretary and Chief Operating Officer	August 16, 2012
Michael Cariello

/s/ Peter C. Maffit	Director	August 16, 2012
Peter C. Maffit