Form 10-Q/A
period 2012-03-31
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2012-08-20
CIK 1077915

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

6,000,000,000 common shares outstanding, $0.001 par value, as of July 30, 2012

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
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, Series A-$.001 par value; 1,000,000 shares authorized; - 1,000,000 and -0- shares issued and outstanding at December 31, 2011 and March 31, 2012 respectively

	1,000	1,000
Preferred stock, Series B-$.001 par value; 5,000,000 shares authorized; - 1,333,332 and -0- shares issued and outstanding at December 31, 2011 and March 31, 2012 respectively

	1,333	1,333
Preferred stock, Series C-$.001 par value; 10,000,000 shares authorized; - -0- shares issued and outstanding at December 31, 2011 and March 31, 2012 respectively

	-	-
Common stock-$.001 par value; 6,000,000,000 shares authorized; - 3,763,732,071 and 3,645,884,592, shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively

	3,763,732	3,645,885
Additional paid-in-capital	35,969,147	36,003,669
Accumulated deficit	(41,741,164)	(41,557,535)

TOTAL STOCKHOLDERS' DEFICIENCY	(2,005,952)	(1,905,648)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	372,417	315,298

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2012	2011
	$	$
REVENUES
Operating costs
General and administrative expenses	128,743	536,476

TOTAL COSTS	128,743	536,476
OPERATING LOSS	(128,743)	(536,476)

OTHER (EXPENSE) INCOME:
Interest expense	(54,885)	(57,627)
Other
TOTAL OTHER EXPENSES	(54,885)	(57,627)

NET LOSS	(183,628)	(594,103)
Legal Settlement	-	(75,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(183,628)	(669,103)

Loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	3,724,449,578	2,993,930,220

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended

	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(183,628)	$(669,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset		-
Bad Debt Reserve
Stock-based compensation	-	13,492
Changes in operating assets and liabilities:
Loan Receivable	(50,000)	-
Accounts payable	(27,000)	(136,353)
Accrued liabilities	-	-
Net Cash Used in Operating Activities	(260,628)	(791,964)
CASH USED IN INVESTING ACTIVITIES
Investment in Subsidiary	-
Net Cash Used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Notes Payable	267,747	791,944
Proceeds from sale of common stock	-	-
Net Cash Provided by Financing Activities	267,747	791,944
Increase (Decrease) in cash	7,119	(20)
Cash - Beginning of period	298	168
Cash - End of period	$7,417	$148
Interest paid	$-	$-
Taxes paid	$-	$-

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

RESULTS OF OPERATIONS

Revenues

	Period Ended March 31

	2012	2011

Total Sales	$0	$0

We had no revenues for the period ended March 31, 2011 or for the period ended March 31, 2010.

Net Profit (Loss).

	Period Ended March 31

	2012	2011

Net Profit (Loss)	($183,628)	($669,103)

For the period ended March 31, 2012, we sustained net losses of $183,628 as compared with a net loss of $669,103 for the period ended March 31, 2011,  The increase in net loss is attributed to increased costs associated with general and administrative expenses and an element of compensatory stock issuance.

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

During the year ending December 31, 2012, the Company believes that it will expend funds on the following:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2012, to be signed on its behalf by the undersigned on August 16, 2012 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.
/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)