Form 10-Q
period 2012-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2012-08-20
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

6,000,000,000 common shares outstanding, $0.001 par value, as of August 17, 2012

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

PART I

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash	$(0)	$298
Loans Receivable	365,000	315,000
Total Current Assets	365,000	315,298

TOTAL ASSETS	$365,000	$315,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$173,005	$200,000
Short-Term Debentures, including accrued interest	-	-
Total Current Liabilities	173,005	200,000
Long-Term Debentures, including accrued interest	1,871,010	2,020,946
TOTAL LIABILITIES	2,044,015	2,220,946
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, Series A-$.001 par value; 1,000,000 shares authorized; - 1,000,000 and -0- shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively

	1,000	1,000
Preferred stock, Series B-$.001 par value; 5,000,000 shares authorized; - 1,333,332 and -0- shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively

	1,333	1,333
Preferred stock, Series C-$.001 par value; 10,000,000 shares authorized; - -0- and -0- shares issued and outstanding at June 30, 2012 and December 31, 2011 respectively

	-0-	-0-
Common stock-$.001 par value; 6,000,000,000 shares authorized; - 5,846,952,778 and 3,645,884,592, shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively

	5,846,953	3,645,885
Additional paid-in-capital	34,282,862	36,003,669
Accumulated deficit	(41,811,163)	(41,557,535)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,679,015)	(1,905,648)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$365,000	$315,298

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
REVENUES	$6,185	$-	$6,185	$-
Operating costs
General and administrative expenses	24,396	549,768	150,043	1,086,244

TOTAL COSTS	24,396	549,768	150,043	1,086,244
OPERATING LOSS	(18,211)	(549,768)	(143,858)	(1,086,244)

OTHER (EXPENSE) INCOME:
Interest expense	(54,885)	(57,627)	(109,770)	(115,254)
Other
TOTAL OTHER EXPENSES	(54,885)	(57,627)	(109,770)	(115,254)

NET LOSS	$(73,096)	$(607,395)	(253,628)	$(1,201,498)
Legal Settlement	$-	$-	-	$(75,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(73,096)	$(607,395)	$(253,628)	$(1,276,498)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	5,234,652,975	2,997,935,294	4,484,484,813	2,995,932,757

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(253,628)	$(1,276,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset	-	-
Bad Debt Reserve
Stock-based compensation	-	113,492
Changes in operating assets and liabilities:
Loan Receivable	(50,000)	-
Accounts payable	(27,005)	66,647
Accrued liabilities	-	-
Net Cash Used in Operating Activities	(330,633)	(1,096,359)
CASH USED IN INVESTING ACTIVITIES
Increase in Notes Receivable	-	(161,500)
Net Cash Used in Investing Activities	-	(161,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Notes Payable	177,448	648,346
Convertible Notes converted to stock	154,887	613,729
Net Cash Provided by Financing Activities	330,335	1,262,075
Increase (Decrease) in cash	(298)	4,216
Cash - Beginning of period	298	168
Cash - End of period	$-	$4,384
Interest paid	$-	$-
Taxes paid	$-	$-

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

Current Business Operations

Tactical Air Defense Services, Inc. is an aerospace/defense services contractor that offers tactical aviation services, aircraft maintenance, and other aerospace/defense services to the United States and Foreign militaries.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company could need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company could need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company could need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company could need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

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

Although not a requirement, it is probable that in order to be awarded any such contract, the Company could need to acquire, through either lease or purchase, certain military aircraft to be deployed in any related contract.  The purchase of any such military aircraft could require significant additional funding, typically an asset-based funding, which funding the Company does not currently have in place, nor can guarantee that it will be able to acquire.

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of June 30, 2012 of approximately $41,813,000.

Management believes the Company can raise adequate capital for the Company’s required working capital needs for 2012. Management also believes that it still needs substantial capital in order to carry out its business plan, which is to become a civilian provider of outsourced military aviation services which includes fighter jet pilot training, maintenance training, aerial fire-fighting, disaster relief services, and other aerial services. No assurance can be given that the Company can obtain the required estimated additional working capital, or if obtained, that such funding will not cause substantial dilution to stockholders of the Company. Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing of a new product, many of which risks are beyond the control of the Company. All of the factors discussed above raise substantial doubt about the Company's ability to continue as a going concern.

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

As of June 30, 2012, the property and equipment held by the Company have been reviewed, and it was determined that the value had been impaired 100%.

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

Earnings (loss) per share

Earnings (loss) per share is computed in accordance with FASB ASC 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for years ended December 31, 2011 and 2010 and six months ended June 30, 2012 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2011 and 2010 and six months ended June 30, 2012, the Company did not grant any stock options.

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

Conversion of Notes and Exercise of Warrants Q1/2012

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

Issuance of Convertible Debentures Q2/2012

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

NOTE 5 – COMMITMENTS:

Compensation Agreements

On May 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $180,000, a one-time issuance of 3,000,000 shares of the Company’s Series A Preferred Stock and additional benefits as outlined in the agreement. A copy of the employment agreement has been attached as an exhibit to our Form 10-K for the year ended December 31, 2011 and is hereby incorporated by reference.

On August 2, 2012, pursuant to the terms of the AeroTech Acquisition Agreement (defined below), Mr. Mark Daniels was appointed to the position of President and Secretary of AeroTech, a wholly owned subsidiary of the Company. Concurrent with his appointment, the Company and Mr. Daniels entered into an employment agreement effective as of August 2, 2012 (the “Daniels Employment Agreement”). Under the terms of the Daniels Employment Agreement, Mr. Daniels’ initial base annual salary is to be $120,000 with additional benefits as outlined in the Daniels Employment Agreement.  A copy of the Daniels Employment Agreement was attached as an exhibit to our Form 8-K filed with the SEC on August 3, 2012, the terms of which are hereby incorporated by reference in their entirety.

On August 2, 2012, pursuant to the terms of the AeroTech Acquisition Agreement, Colonel Scott Patterson was appointed to the position of Chief Operating Officer of AeroTech, a wholly owned subsidiary of the Company. Concurrent with his appointment, the Company and Col. Patterson entered into an employment agreement effective as of August 2, 2012 (the “Patterson Employment Agreement”). Under the terms of the Patterson Employment Agreement, Col. Patterson’s initial base annual salary is to be $120,000 with additional benefits as outlined in the Patterson Employment Agreement. A copy of the Patterson Employment Agreement was attached as an exhibit to our Form 8-K filed with the SEC on August 3, 2012, the terms of which are hereby incorporated by reference in their entirety.

Legal Proceedings

On or about July 3, 2012, the Company entered into a Settlement Agreement (the “Daniels Settlement Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Daniels Settlement Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety. Pursuant to the terms of the Daniels Settlement Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current then balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Daniels Settlement Agreement.

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

-

the New Petition violated the Court Order;

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

NOTE 6 - OTHER EVENTS:

AeroTech Corporation Acquisition Agreement

On or about July 12, 2012, the Company and AeroTech Corporation, a Florida corporation (“AeroTech”) entered into an Acquisition Agreement (the “AeroTech Acquisition Agreement”). A copy of the AeroTech Acquisition Agreement has been attached as an exhibit to our Form 8-K filed on June 20, 2012, the terms of which are hereby incorporated by reference in their entirety. Although executed on or about July 12, 2012, the AeroTech Acquisition Agreement called for certain closing condition which were to be met on or before August 12, 2012.

On or about August 2, 2012, the Company and AeroTech finalized the closing conditions and the AeroTech Acquisition Agreement was closed. Through the acquisition of AeroTech, the Company has acquired 100% of AeroTech’s existing business and assets including, but not limited to, five separate teaming agreements, a sole source justification and approval from the United States Army, and AeroTech’s pre-transaction management team.

Pursuant to the terms of the AeroTech Acquisition Agreement, the Company has acquired 100% of the equity interest in AeroTech in exchange for the issuance of Five Million shares of the Company’s Series C Preferred Stock. The rights, privileges and preferences of the Series C Preferred Stock are outlined in Exhibit B to the AeroTech Acquisition Agreement filed as an exhibit to our Form 8-K filed on June 20, 2012, the terms of which are hereby incorporated by reference in their entirety. Following the closing of the AeroTech Acquisition Agreement, AeroTech will continue its existing business operations as a wholly owned subsidiary of the Company.

As further discussed below in Item 5. “Other Information” “Employment Agreements,” pursuant to the terms of the AeroTech Acquisition Agreement, on August 2, 2012, Mr. Mark Daniels was appointed to the position of President and Secretary of AeroTech and Colonel Scott Patterson was appointed to the position of Chief Operating Officer of AeroTech. Concurrent with their appointments, the Company and Mssrs. Daniels and Peterson entered into employment agreements effective as of August 2, 2012.

Globalease Corporation Acquisition Letter Of Intent

On August 8, 2012, the Company entered into a Letter of Intent (the “LOI”) with Globalease Corporation (“Globalease”). Pursuant to the terms of the LOI and subject to further negotiation, the Company will acquire 100% of the equity interest and assets of Globalease, including, but not limited to, two (2) lease-to-purchase agreements which maintain existing leases on, and a subsequent rights to purchase, two (2) Canadair CF-5D aircraft, such that following the transaction, Globalease will become a wholly-owned subsidiary of the Company. In exchange, the existing shareholders of Globalease will be issued One Million Two Hundred Fifty Thousand (1,250,000) shares of TADF’s Series C Preferred Stock. The parties have agreed to use their best efforts to close the transaction within 30 days of execution of the LOI.  A copy of the Globalease Corporation Acquisition Letter Of Intent was attached as an exhibit to our Form 8-K filed with the SEC on August 9, 2012, the terms of which are hereby incorporated by reference in their entirety.

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

On February 2, 2012, the Company made an additional loan to Tac-Air in the amount of fifty thousand dollars (US$50,000), which additional loan was retired on July, 31, 2012, as described below in Note 8. – Subsequent Events

NOTE 8 – SUBSEQUENT EVENTS

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

Retirement of Accounts Receivable Q3/2012

On July 31, 2012, the Company retired a loan made on February 2, 2012 to Tac-Air in the amount of fifty thousand dollars (US$50,000), in consideration for a cash repayment of twenty-five thousand dollars (US$25,000) and for twenty-five thousand dollars (US$25,000) of consulting fees for aircraft due-diligence performed by Tac-Air on behalf of the Company.

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

OVERVIEW AND PLAN OF OPERATION

Tactical Air Defense Services, Inc. (“TADS” or the “Company”) is a Nevada public corporation that offers air-combat training, aircraft maintenance training, and other Aerospace/Defense services to the United States and Foreign militaries. The Company is currently a developmental stage company with uncertain viability and current revenue generating business operations limited to agreements with a joint-venture partner, Tactical Air Support, Inc.

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

Current Business and Asset Status

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

AeroTech Corporation Acquisition Agreement

On or about July 12, 2012, the Company and AeroTech Corporation, a Florida corporation (“AeroTech”) entered into an Acquisition Agreement (the “AeroTech Acquisition Agreement”). A copy of the AeroTech Acquisition Agreement has been attached as an exhibit to our Form 8-K filed on June 20, 2012, the terms of which are hereby incorporated by reference in their entirety. Although executed on or about July 12, 2012, the AeroTech Acquisition Agreement called for certain closing condition which were to be met on or before August 12, 2012.

On or about August 2, 2012, the Company and AeroTech finalized the closing conditions and the AeroTech Acquisition Agreement was closed. Through the acquisition of AeroTech, the Company has acquired 100% of AeroTech’s existing business and assets including, but not limited to, five separate teaming agreements, a sole source justification and approval from the United States Army, and AeroTech’s pre-transaction management team.

Pursuant to the terms of the AeroTech Acquisition Agreement, the Company has acquired 100% of the equity interest in AeroTech in exchange for the issuance of Five Million shares of the Company’s Series C Preferred Stock. The rights, privileges and preferences of the Series C Preferred Stock are outlined in Exhibit B to the AeroTech Acquisition Agreement filed as an exhibit to our Form 8-K filed on June 20, 2012, the terms of which are hereby incorporated by reference in their entirety. Following the closing of the AeroTech Acquisition Agreement, AeroTech will continue its existing business operations as a wholly owned subsidiary of the Company.

As further discussed below in Item 5. “Other Information” “Employment Agreements,” pursuant to the terms of the AeroTech Acquisition Agreement, on August 2, 2012, Mr. Mark Daniels was appointed to the position of President and Secretary of AeroTech and Colonel Scott Patterson was appointed to the position of Chief Operating Officer of AeroTech. Concurrent with their appointments, the Company and Mssrs. Daniels and Peterson entered into employment agreements effective as of August 2, 2012.

Globalease Corporation Acquisition Letter Of Intent

On August 8, 2012, the Company entered into a Letter of Intent (the “LOI”) with Globalease Corporation (“Globalease”). Pursuant to the terms of the LOI and subject to further negotiation, the Company will acquire 100% of the equity interest and assets of Globalease, including, but not limited to, two (2) lease-to-purchase agreements which maintain existing leases on, and a subsequent rights to purchase, two (2) Canadair CF-5D aircraft, such that following the transaction, Globalease will become a wholly-owned subsidiary of the Company. In exchange, the existing shareholders of Globalease will be issued One Million Two Hundred Fifty Thousand (1,250,000) shares of TADF’s Series C Preferred Stock. The parties have agreed to use their best efforts to close the transaction within 30 days of execution of the LOI.  A copy of the Globalease Corporation Acquisition Letter Of Intent was attached as an exhibit to our Form 8-K filed with the SEC on August 9, 2012, the terms of which are hereby incorporated by reference in their entirety.

RESULTS OF OPERATIONS

Revenues

	Six Month Period Ended June 30

	2012	2011

Total Sales	$6,185	$0

We had revenues of $6,185 for the six month period ended June 30, 2012 as compared to $0 or for the six month period ended June 30, 2011.

Net Profit (Loss).

	Six Month Period Ended June 30

	2012	2011

Net Profit (Loss)	($235,628)	($1,276,498)

For the six month period ended June 30, 2012, we sustained net losses of $253,628 as compared with a net loss of $1,276,495 for the six month period ended June 30, 2011. The increase in net loss is attributed to increased costs associated with general and administrative expenses, loses applicable to legal settlements and an element of compensatory stock issuance.

Liquidity and Capital Resources

As at June 30, 2012, the Company had total assets of $365,000. There were liabilities of $2,044,015 comprised of $173,005 in accounts payable and $1,871,010 in long term debentures. Assets of $365,000 and liabilities of $2,044,015 resulted in a total stockholders’ deficiency of $1,679,015 at June 30, 2012. We anticipate that our current cash on hand of $0 as of June 30, 2012 is not sufficient to satisfy our cash requirements without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the year ending December 31, 2012, the Company believes that it will expend funds on the following:

-

Expenses related to the acquisition of potential contracts;

-

Leasing and refurbishment of certain military aircraft and equipment; and

-

Hiring of additional employees and independent contractors to fulfill potential contracts.

Total current judgments outstanding against the Company described more fully in Part II; Item 1. Legal Proceedings total approximately $2,025,000 plus accrued interest. Considering the overall current legal proceedings described more fully in Part II; Item 1. Legal Proceedings and those specific to the acquisition of assets under the M&M Agreement described above in Part I.; Item 2. Management’s Discussion and Analysis or Plan of Operations; Overview and Plan of Operation; Current Asset Status, the Company has and expects to continue to expend funds on legal expenses. Considering the importance of some of the current litigation to the Company, although it is an expense that we would prefer not to incur, our management believes that it is a necessary expense and we believe we can obtain financing to continue to fund the litigation if necessary.  In connection with the Searock judgments against the Company (described more fully in Part II; Item 1. Legal Proceedings), it is the Company’s position that it will be overturned on appeal in light of both the evidence and the fact that the Company did not receive proper notice of impending litigation and was not able to present any defense, and as such, until such time as final determinations by the courts have been made, we do not expect these judgments against the Company to affect our liquidity.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2012, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were originally described in the Company’s Form 10-K for the period ending December 31, 2011 and are again outlined below:

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

During our most recently completed fiscal quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.

LEGAL PROCEEDINGS

On or about July 3, 2012, the Company entered into a Settlement Agreement (the “Daniels Settlement Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Daniels Settlement Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety. Pursuant to the terms of the Daniels Settlement Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current then balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Daniels Settlement Agreement.

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

-

the New Petition violated the Court Order;

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

RISK FACTORS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Convertible Debentures

Second Quarter of 2012

On April 15, 2012, the Company issued a Convertible Debenture in a principle amount of $11,000.00 to Jamie Goldstein as consideration for loans to the Company in the second quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 36,666,667 shares of Common Stock at a conversion price of $0.0003 per share.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $54,000.00 to Alexis Korybut as consideration for unpaid salary from the second quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 180,000,000 shares of Common Stock at a conversion price of $0.0003 per share.

On June 30, 2012, the Company issued a Convertible Debenture in a principle amount of $40,000.00 to The Bingham Law Group as consideration for unpaid legal services for the second quarter of 2012.  The Convertible Debenture has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 133,333,333 shares of Common Stock at a conversion price of $0.0003 per share.

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

Issuance of Common Stock

Conversion of Notes and Preferred Stock, and Exercise of Warrants

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

Expiration of Warrants Second Quarter of 2012

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

Subsequent Events Issuances

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

Subsequent Events Retirement of Notes

On July 3, 2012, pursuant to the terms of a settlement agreement between the Company and Mark Daniels (as discussed below in Item 5), a promissory note issued to Mr. Daniels on April 15, 2009 in the principle amount of $159,878.00, including accrued interest of $61,761.09, for a total amount of $221,639.09, was definitively retired in its entirety.  The Company has no further obligation with respect to said promissory note.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

REMOVED AND RESERVED

None.

ITEM 5.

OTHER INFORMATION

Settlement Agreement with Mark Daniels

On or about July 3, 2012, the Company entered into a Settlement Agreement (the “Daniels Settlement Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Daniels Settlement Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety. Pursuant to the terms of the Daniels Settlement Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current then balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Daniels Settlement Agreement.

Employment Agreements

On May 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $180,000, a one-time issuance of 3,000,000 shares of the Company’s Series A Preferred Stock and additional benefits as outlined in the agreement. A copy of the employment agreement has been attached as an exhibit to our Form 10-K for the year ended December 31, 2011 and is hereby incorporated by reference.

On August 2, 2012, pursuant to the terms of the AeroTech Acquisition Agreement, Mr. Mark Daniels was appointed to the position of President and Secretary of AeroTech, a wholly owned subsidiary of the Company. Concurrent with his appointment, the Company and Mr. Daniels entered into an employment agreement effective as of August 2, 2012 (the “Daniels Employment Agreement”). Under the terms of the Daniels Employment Agreement, Mr. Daniels’ initial base annual salary is to be $120,000 with additional benefits as outlined in the Daniels Employment Agreement.  A copy of the Daniels Employment Agreement was attached as an exhibit to our Form 8-K filed with the SEC on August 3, 2012, the terms of which are hereby incorporated by reference in their entirety.

On August 2, 2012, pursuant to the terms of the AeroTech Acquisition Agreement, Colonel Scott Patterson was appointed to the position of Chief Operating Officer of AeroTech, a wholly owned subsidiary of the Company. Concurrent with his appointment, the Company and Col. Patterson entered into an employment agreement effective as of August 2, 2012 (the “Patterson Employment Agreement”). Under the terms of the Patterson Employment Agreement, Col. Patterson’s initial base annual salary is to be $120,000 with additional benefits as outlined in the Patterson Employment Agreement. A copy of the Patterson Employment Agreement was attached as an exhibit to our Form 8-K filed with the SEC on August 3, 2012, the terms of which are hereby incorporated by reference in their entirety.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during second quarter of fiscal year 2012, but was not reported.

ITEM 6.

EXHIBITS

Exhibit #	Title

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

10.6

Employment Agreement between AeroTech Corporation and Mark Daniels dated August 2, 2012 (Attached as an exhibit to our Form 8-K filed previously with the SEC on August 3, 2012 and incorporated herein by reference).

10.7

Employment Agreement between AeroTech Corporation and Colonel Scott Patterson dated August 2, 2012 (Attached as an exhibit to our Form 8-K filed previously with the SEC on August 3, 2012 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2012, to be signed on its behalf by the undersigned on August 20, 2012 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)