Form 10-Q/A
period 2012-06-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2012-09-10
CIK 1077915

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Tactical Air Defense Services, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish: (i) certain promissory note exhibits described in the Form 10-Q but not properly exhibited; and (ii) Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q for the period ended June 30, 2012 filed previously with the SEC on August 20, 2012 and incorporated herein by reference).

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q for the period ended June 30, 2012 filed previously with the SEC on August 20, 2012 and incorporated herein by reference).

32.1

Certification of the Principal Executive Officer  pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q for the period ended June 30, 2012 filed previously with the SEC on August 20, 2012 and incorporated herein by reference).

32.2

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Attached as an exhibit to our Form 10-Q for the period ended June 30, 2012 filed previously with the SEC on August 20, 2012 and incorporated herein by reference).

101	eXtensible Business Reporting Language**

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2012, to be signed on its behalf by the undersigned on August 28, 2012 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)

4