Form 10-Q
period 2012-09-30
TACTICAL AIR DEFENSE SERVICES, INC.
filed 2013-03-15
CIK 1077915

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

6,000,000,000 common shares outstanding, $0.001 par value, as of March 13, 2013

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

PART I

ITEM 1.

 FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash	$157	$298
Loans Receivable	647,000	315,000
Total Current Assets	647,157	315,298
Property and Equipment (Net)	1,850,000	-
TOTAL ASSETS	$2,497,157	$315,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$213,700	$200,000
Short-Term Debentures, including accrued interest	-	-
Total Current Liabilities	213,700	200,000
Long-Term Debentures, including accrued interest	3,999,570	2,020,946
TOTAL LIABILITIES	4,213,270	2,220,946
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
Preferred stock, Series A-$.001 par value; 1,000,000 shares authorized; - 1,000,000 and -0- shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively

	1,000	1,000
Preferred stock, Series B-$.001 par value; 5,000,000 shares authorized; - 349,801 and -0- shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively

	350	1,333
Preferred stock, Series C-$.001 par value; 10,000,000 shares authorized; - -0- and -0- shares issued and outstanding at September 30, 2012 and December 31, 2011 respectively

	-	-
Common stock-$.001 par value; 6,000,000,000 shares authorized; - 6,000,000,000 and 3,645,884,592, shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively

	6,000,000	3,645,885
Additional paid-in-capital	34,155,596	36,003,669
Accumulated deficit	(41,873,059)	(41,557,535)

TOTAL STOCKHOLDERS' DEFICIENCY	(1,716,113)	(1,905,648)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,497,157	$315,298

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
REVENUES	$-	$-	$6,185	$-
Operating costs
General and administrative expenses	190,688	137,398	378,292	1,223,642

TOTAL COSTS	190,688	137,398	378,292	1,223,642
OPERATING LOSS	(190,688)	(137,398)	(378,292)	(1,223,642)

OTHER (EXPENSE) INCOME:
Interest expense	(77,462)	(91,002)	(187,232)	(206,256)
Other
TOTAL OTHER EXPENSES	(77,462)	(91,002)	(187,232)	(206,256)

NET LOSS	$(268,150)	$(228,400)	$(565,524)	$(1,429,898)
Legal Settlement	$-	$-	$250,000	$(75,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(268,150)	$(228,400)	$(315,524)	$(1,504,898)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	5,925,609,857	2,997,935,294	4,993,343,927	2,995,932,757

TACTICAL AIR DEFENSE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net (loss)	$(315,524)	$(1,504,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Fixed Asset		-
Bad Debt Reserve
Stock-based compensation	-	113,492
Changes in operating assets and liabilities:
Loan Receivable	(332,000)	-
Accounts payable	13,700	35,647
Accrued liabilities	-	-
Net Cash Used in Operating Activities	(633,824)	(1,355,759)
CASH USED IN INVESTING ACTIVITIES
Fixed Assets Purchased	(1,850,000)	-
Increase in Notes Receivable	-	(161,500)
Net Cash Used in Investing Activities	(1,850,000)	(161,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Notes Payable	2,285,212	1,136,081
Convertible Notes converted to stock	198,471	381,010
Net Cash Provided by Financing Activities	2,483,683	1,517,091
Increase (Decrease) in cash	(141)	(168)
Cash - Beginning of period	298	168
Cash - End of period	$157	$-
Interest paid	$-	$-
Taxes paid	$-	$-

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

Current Business Operations

Tactical Air Defense Services, Inc. (OTCQB: TADF), is an aerospace/defense services contractor that offers tactical aviation services, aircraft maintenance, and other aerospace/defense services to the United States and Foreign militaries.

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

We are currently pursuing and negotiating for the acquisition of air training and other aerial services contracts, as both a prime contractor and as sub-contractor through certain teaming agreements, with both the United States Department of Defense and various foreign militaries, but for security purposes, cannot disclose the countries with which we are engaged in discussions or bids. The contracts we are pursuing can be executed with or without planes or other physical assets, but the acquisition of additional planes and equipment would greatly enhance our ability to capture more and larger contracts, and we are currently exploring opportunities to acquire military aircraft and other military assets in order to further our business strategy.

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

Going Concern and Management's Plan

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, as shown in the accompanying consolidated financial statements, the Company has incurred losses from operations since inception and has a significant working capital deficiency as of September 30, 2012 of approximately $41,813,000.

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

Issuance of Convertible Debentures

Third Quarter of 2012

On September 27, 2012, the Company issued a secured Non-Convertible Promissory Note in a principle amount of $500,000.00 to the Mark Daniels Irrevocable Trust III as partial consideration for the purchase of Northrop TF5-1 Corp. in the third quarter of 2012.  The Convertible Debenture has a term of one year and an interest rate of 12%.

On September 27, 2012, the Company issued a secured Convertible Promissory Note in a principle amount of $1,350,000.00 to the Mark Daniels Irrevocable Trust III as partial consideration for the purchase of Northrop TF5-1 Corp. in third quarter of 2012. The Convertible Promissory Note has a term of one year, an interest rate of 12%, and is convertible into 2,500,000 shares of Series C Preferred Stock.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $36,377.92 to Jamie Goldstein as consideration for loans to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 121,259,733 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $21,700.00 to GFMB LLC as consideration for loans to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 72,333,333 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $11,376.53 to Alexis Korybut as consideration for loans to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 37,921,767 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $52,988.01 to Alexis Korybut as consideration for unpaid salary and benefits from the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 176,626,700 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $21,000.00 to the Mark Daniels Irrevocable Trust III as consideration for unpaid salary from the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 70,000,000 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $17,310.00 to The Bingham Law Group as consideration for legal services to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 57,700,000 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $5,000.00 to Sopwith, LLC as consideration for consulting services to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 16,666,667 shares of Common Stock at a conversion price of $0.0003 per share.

Issuance of Common Stock

Conversion of Promissory Notes – Third Quarter of 2012

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

Conversion of Preferred Stock – Third Quarter of 2012

The Company issued 43,447,410 shares of restricted Common Stock to Cornucopia, Ltd. In July, 2012 in consideration for the conversion of 108,619 shares of Series B Preferred stock initially issued to Cornucopia, Ltd. in May, 2011.  No registration rights were issued in connection with these shares.

NOTE 5 – COMMITMENTS AND CONTRACTUAL OBLIGATIONS:

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

On January 21, 2013, the Company entered into a one-year employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $180,000, a one-time issuance of 6,000,000 shares of the Company’s Series A Preferred Stock, and additional benefits as outlined in the employment agreement.

ACQUISTIONS AND LETTERS OF INTENTS

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

As further discussed below in Item 5. “Other Information” “Employment Agreements,” pursuant to the terms of the AeroTech Acquisition Agreement, on August 2, 2012, Mr. Mark Daniels was appointed to the position of President and Secretary of AeroTech and Colonel Scott Patterson was appointed to the position of Chief Operating Officer of AeroTech. Concurrent with their appointments, the Company and Mssrs. Daniels and Peterson entered into employment agreements effective as of August 2, 2012. Copies of the Employment Agreements with Mssrs. Daniels and Patterson were attached to our Form 8-K filed with the SEC on August 3, 2012 and incorporated herein by reference in its entirety.

Globalease Corporation Acquisition Letter Of Intent

On August 8, 2012, the Company entered into a Letter of Intent (the “Globalease LOI”) with Globalease Corporation (“Globalease”). Pursuant to the terms of the Globalease LOI and subject to further negotiation, the Company will acquire 100% of the equity interest and assets of Globalease, including, but not limited to, two (2) lease-to-purchase agreements which maintain existing leases on, and a subsequent rights to purchase, two (2) Canadair CF-5D aircraft, such that following the transaction, Globalease will become a wholly-owned subsidiary of the Company. In exchange, the existing shareholders of Globalease will be issued One Million Two Hundred Fifty Thousand (1,250,000) shares of TADF’s Series C Preferred Stock. The parties have agreed to use their best efforts to close the transaction within 30 days of execution of the Globalease LOI.  A copy of the Globalease LOI was attached as an exhibit to our Form 8-K filed with the SEC on August 9, 2012, the terms of which are hereby incorporated by reference in their entirety.

Northrop TF5-1 Corp.  Acquisition Agreement

On August 20, 2012, Tactical Air Defense Services, Inc. (the “Company”) entered into a Letter of Intent (the “TF5-1 LOI”) with Northrop TF5-1 Corp. (“TF5-1”) in connection with the Company’s acquisition of TF5-1. A copy of the TF5-1 LOI was attached as an exhibit to our Form 8-K filed on August 21, 2012, the terms of which are hereby incorporated by reference in their entirety

On September 27, 2012, the Company entered into an acquisition agreement and closed the acquisition (the “TF5-1 Acquisition Agreement”) with TF5-1. Through the TF5-1 Acquisition Agreement the Company acquired: (i) 100% of the equity interest in TF5-1 (the “TF5-1 Shares”) such that following the TF5-1 Acquisition Agreement, TF5-1 will continue its existing business operations as a wholly owned subsidiary of the Company; and (ii) 100% of TF5-1’s existing business and assets including, but not limited to, one (1) Canadair Ltd. CF-5 aircraft (the “CF-5 Aircraft”). A copy of the TF5-1 Acquisition Agreement has been attached as an exhibit to our Form 8-K filed with the SEC on October 5, 2012, the terms of which are hereby incorporated by reference in their entirety.

Pursuant to and in connection with the TF5-1 Acquisition Agreement the Company: (i) issued TF5-1’s shareholder a secured convertible promissory note in the principle amount of One Million Three Hundred and Fifty Thousand Dollars ($1,350,000) (the “Convertible Note,”); (ii) issued TF5-1’s shareholder a secured non-convertible promissory note in the principle amount of Five Hundred Thousand Dollars ($500,000) (the “Note”); (iii) entered into security agreement securing the Notes with the TF5-1 Shares (the “Company Shares Security Agreement”); and (iv) entered into a separate security agreement securing the Notes with the CF-5 Aircraft (the “Aircraft Security Agreement”). A copy of the Convertible Note, the Note, the Company Shares Security Agreement and the Aircraft Security Agreement have been attached as exhibits to our Form 8-K filed with the SEC on October 5, 2012, the terms of which are hereby incorporated by reference in their entirety.

Logos Aviation Services International, Inc. Letter of Intent

On August 24, 2012, Tactical Air Defense Services, Inc. (the “Company”) entered into a Letter of Intent (the “Logos LOI”) with Logos Aviation Services International, Inc. (“Logos”).

Pursuant to the terms of the Logos LOI and subject to further negotiation, the Company will acquire 100% of the equity interest and assets of Logos, including, but not limited to, a Federal Aviation Administration (“FAA”) license to conduct business as an approved FAA Part 145 Repair Station, such that following the transaction, Logos will become a wholly owned subsidiary of the Company. In exchange, the existing shareholders of Logos will be issued Eight Hundred and Thirty-Three Thousand Three Hundred and Thirty-Three (833,333) shares of TADF’s Series C Preferred Stock. The parties have agreed to use their best efforts to close the Transaction within 90 days of execution of the Logos LOI. A copy of the Logos LOI has been attached as an exhibit to our Form 8-K filed with the SEC on August 27, 2012, the terms of which are hereby incorporated by reference in their entirety.

F-5 Simulator Asset Purchase Agreement

On October 11, 2012, the Company entered into an asset purchase agreement (the “F5 Simulator Purchase Agreement”) with Mark Daniels. Through the F5 Simulator Purchase Agreement the Company acquired one F-5 training simulator for the total purchase price of $250,000.00. In consideration of the $250,000.00 purchase price, the Company cancelled the $250,000.00 cash payment due and owing to the Company pursuant to the Daniels Settlement Agreement (as described below in Part II – Item.1 – Legal Proceedings).

NOTE 6: LEGAL PROCEEDINGS

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

Pursuant to the terms of the Daniels Settlement Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Daniels Settlement Agreement, which indebtedness has been satisfied through the purchase from Daniels of an F-5 aircraft simulator.

August 3, 2010 certain individuals including Alexander Baranov/Glovatsky filed an improper and frivolous Involuntary Chapter 7 Petition (the “New Petition”) against the Company in the United States Bankruptcy Court for the Southern District of Florida, in an effort to circumvent the legitimate court process, in direct violation of the Court Order issued by Judge Paul Hyman on May 14, 2010.

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

On or about July 3, 2012, the Company entered into a Settlement Agreement (the “Daniels Settlement Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Daniels Settlement Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety. Pursuant to the terms of the Daniels Settlement Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current then balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Daniels Settlement Agreement, which indebtedness has been satisfied through the purchase from Daniels of an F-5 aircraft simulator.

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Convertible Debentures

On December 31, 2012, the Company issued a Convertible Promissory Note in a principle amount of $29,500.00 to the Mark Daniels Irrevocable Trust III as consideration for unpaid salary from the Company in the fourth quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 147,500,000 shares of Common Stock at a conversion price of $0.0002 per share.

On December 31, 2012, the Company issued a Convertible Promissory Note in a principle amount of $29,500.00 to Victor Miller as consideration for unpaid consulting fees pursuant to the Air 1 Flight Support, Inc consulting agreement (described below in Item 5. Other Information – Consulting Agreements) in the fourth quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 147,500,000 shares of Common Stock at a conversion price of $0.0002 per share.

On December 31, 2012, the Company issued a Convertible Promissory Note to Alexis Korybut in a principle amount of $10,000.00 as consideration for loans to the Company in the fourth quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 50,000,000 shares of Common Stock at a conversion price of $0.0002 per share.

On December 31, 2012, the Company issued a Convertible Promissory Note to Alexis Korybut in a principle amount of $54,000.00 as consideration for unpaid salary and benefits from the Company in fourth quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 270,000,000 shares of Common Stock at a conversion price of $0.0002 per share.

Conversion of Promissory Notes

On December 14, 2012, a Convertible Promissory Note issued to The Mark Daniels Irrevocable Trust III on September 27, 2012 in a principle amount of $1,350,000.00, was converted into 2,500,000 restricted shares of Series C Preferred Stock of the Company.

Issuance of Preferred Stock

On December 14, 2012, the Company issued 125,000 restricted shares of Series C Preferred Stock to Peter C. Maffitt as consideration for serving as a Director of the Company for 2012. No registration rights were issued in connection with these shares.

On December 14, 2012, the Company issued 62,500 restricted shares of Series C Preferred Stock to Tactical Air Consulting for consulting services during Q3/2012. No registration rights were issued in connection with these shares.

On December 14, 2012, the Company issued 5,000,000 restricted shares of Series C Preferred Stock to the Mark Daniels Irrevocable Trust III as consideration for the acquisition of AeroTech Acquisition Agreement. No registration rights were issued in connection with these shares.

On January 21, 2013, the Company issued 3,000,000 restricted shares of Series A Preferred Stock to Alexis Korybut pursuant to his employment agreement for 2012. No registration rights were issued in connection with these shares.

On January 21, 2013, the Company issued 6,000,000 restricted shares of Series A Preferred Stock to Alexis Korybut pursuant to his employment agreement for 2013. No registration rights were issued in connection with these shares.

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

Designation of Preferred Stock

On or about October 2, 2012, the Company filed a Certificate of Amendment to their Certificate of Designation amending the designation of the Series A Preferred Stock (the “Series A Preferred Stock”) and Series C Preferred Stock (the “Series C Preferred Stock”). The Series A Preferred Stock was amended to increase the number of authorized shares of Series A Preferred Stock to ten million shares; all other rights, preferences and privileges of the Series A Preferred Stock will remain the same as previously designated. The Series C Preferred Stock was re-designated to authorize up to twenty five million shares of Series C Preferred Stock, with each share of Series C Preferred Stock convertible into four hundred shares of Common Stock and maintaining a number of votes equal to the number of shares of Common Stock each share of Series C Preferred Stock is convertible into. A copy of the Certificate of Amendment to the Certificate of Designation has been attached as an exhibit to our Form 8-K filed with the SEC on October 5, 2012, the terms of which are hereby incorporated by reference in their entirety.

Consulting Agreements

On October 1, 2012, the Company entered into a one-year consulting agreement with Air 1 Flight Support, Inc. Pursuant to the terms of the agreement, Air 1 Flight Support shall review and advise upon the business and operations of the Company in connection with aircraft acquisition, aircraft maintenance, and other aircraft support services, and shall to review and advise upon logistical components of actual and potential aerial support contracts, in consideration for a monthly fee of $10,000.  A copy of the consulting agreement has been attached as an exhibit to this Form 10-Q for the quarter ended September 30, 2012.

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

We are currently pursuing and negotiating for the acquisition of air training and other aerial services contracts, as both a prime contractor and as sub-contractor through certain teaming agreements, with both the United States Department of Defense and various foreign militaries, but for security purposes, cannot disclose the countries with which we are engaged in discussions or bids. The contracts we are pursuing can be executed with or without planes or other physical assets, but the acquisition of additional planes and equipment would greatly enhance our ability to capture more and larger contracts, and we are currently exploring opportunities to acquire military aircraft and other military assets in order to further our business strategy.

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

Current Business and Asset Status; Contractual Obligations

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

As further discussed below in Item 5. “Other Information” “Employment Agreements,” pursuant to the terms of the AeroTech Acquisition Agreement, on August 2, 2012, Mr. Mark Daniels was appointed to the position of President and Secretary of AeroTech and Colonel Scott Patterson was appointed to the position of Chief Operating Officer of AeroTech. Concurrent with their appointments, the Company and Mssrs. Daniels and Peterson entered into employment agreements effective as of August 2, 2012. Copies of the Employment Agreements with Mssrs. Daniels and Patterson were attached to our Form 8-K filed with the SEC on August 3, 2012 and incorporated herein by reference in its entirety.

Globalease Corporation Acquisition Letter Of Intent

On August 8, 2012, the Company entered into a Letter of Intent (the “Globalease LOI”) with Globalease Corporation (“Globalease”). Pursuant to the terms of the Globalease LOI and subject to further negotiation, the Company will acquire 100% of the equity interest and assets of Globalease, including, but not limited to, two (2) lease-to-purchase agreements which maintain existing leases on, and a subsequent rights to purchase, two (2) Canadair CF-5D aircraft, such that following the transaction, Globalease will become a wholly-owned subsidiary of the Company. In exchange, the existing shareholders of Globalease will be issued One Million Two Hundred Fifty Thousand (1,250,000) shares of TADF’s Series C Preferred Stock. The parties have agreed to use their best efforts to close the transaction within 30 days of execution of the Globalease LOI.  A copy of the Globalease LOI was attached as an exhibit to our Form 8-K filed with the SEC on August 9, 2012, the terms of which are hereby incorporated by reference in their entirety.

Northrop TF5-1 Corp.  Acquisition Agreement

On August 20, 2012, Tactical Air Defense Services, Inc. (the “Company”) entered into a Letter of Intent (the “TF5-1 LOI”) with Northrop TF5-1 Corp. (“TF5-1”) in connection with the Company’s acquisition of TF5-1. A copy of the TF5-1 LOI was attached as an exhibit to our Form 8-K filed on August 21, 2012, the terms of which are hereby incorporated by reference in their entirety

On September 27, 2012, the Company entered into an acquisition agreement and closed the acquisition (the “TF5-1 Acquisition Agreement”) with TF5-1. Through the TF5-1 Acquisition Agreement the Company acquired: (i) 100% of the equity interest in TF5-1 (the “TF5-1 Shares”) such that following the TF5-1 Acquisition Agreement, TF5-1 will continue its existing business operations as a wholly owned subsidiary of the Company; and (ii) 100% of TF5-1’s existing business and assets including, but not limited to, one (1) Canadair Ltd. CF-5 aircraft (the “CF-5 Aircraft”). A copy of the TF5-1 Acquisition Agreement has been attached as an exhibit to our Form 8-K filed with the SEC on October 5, 2012, the terms of which are hereby incorporated by reference in their entirety.

Pursuant to and in connection with the TF5-1 Acquisition Agreement the Company: (i) issued TF5-1’s shareholder a secured convertible promissory note in the principle amount of One Million Three Hundred and Fifty Thousand Dollars ($1,350,000) (the “Convertible Note,”); (ii) issued TF5-1’s shareholder a secured non-convertible promissory note in the principle amount of Five Hundred Thousand Dollars ($500,000) (the “Note”); (iii) entered into security agreement securing the Notes with the TF5-1 Shares (the “Company Shares Security Agreement”); and (iv) entered into a separate security agreement securing the Notes with the CF-5 Aircraft (the “Aircraft Security Agreement”). A copy of the Convertible Note, the Note, the Company Shares Security Agreement and the Aircraft Security Agreement have been attached as exhibits to our Form 8-K filed with the SEC on October 5, 2012, the terms of which are hereby incorporated by reference in their entirety.

Logos Aviation Services International, Inc. Letter of Intent

On August 24, 2012, Tactical Air Defense Services, Inc. (the “Company”) entered into a Letter of Intent (the “Logos LOI”) with Logos Aviation Services International, Inc. (“Logos”).

Pursuant to the terms of the Logos LOI and subject to further negotiation, the Company will acquire 100% of the equity interest and assets of Logos, including, but not limited to, a Federal Aviation Administration (“FAA”) license to conduct business as an approved FAA Part 145 Repair Station, such that following the transaction, Logos will become a wholly owned subsidiary of the Company. In exchange, the existing shareholders of Logos will be issued Eight Hundred and Thirty-Three Thousand Three Hundred and Thirty-Three (833,333) shares of TADF’s Series C Preferred Stock. The parties have agreed to use their best efforts to close the Transaction within 90 days of execution of the Logos LOI. A copy of the Logos LOI has been attached as an exhibit to our Form 8-K filed with the SEC on August 27, 2012, the terms of which are hereby incorporated by reference in their entirety.

F-5 Simulator Asset Purchase Agreement

On October 11, 2012, the Company entered into an asset purchase agreement (the “F5 Simulator Purchase Agreement”) with Mark Daniels. Through the F5 Simulator Purchase Agreement the Company acquired one F-5 training simulator for the total purchase price of $250,000.00. In consideration of the $250,000.00 purchase price, the Company cancelled the $250,000.00 cash payment due and owing to the Company pursuant to the Daniels Settlement Agreement (as described below in Part II – Item.1 – Legal Proceedings).

RESULTS OF OPERATIONS

Revenues

	Nine Month Period Ended September 30

	2012	2011

Total Sales	$6,185	$0

We had revenues of $6,185 for the nine month period ended September 30, 2012 as compared to $0 or for the nine month period ended September 30, 2011.

Net Profit (Loss).

	Nine Month Period Ended September 30

	2012	2011

Net Profit (Loss)	($315,524)	($1,504,898)

For the nine month period ended September 30, 2012, we sustained net losses of $315,524 as compared with a net loss of $1,504,898 for the nine month period ended September 30, 2011.

Liquidity and Capital Resources

As at September 30, 2012, the Company had total assets of $2,497,157. There were liabilities of $4,213,270 comprised of $213,700 in accounts payable and $3,999,570 in long term debentures. Assets of $2,497,157 and liabilities of $3,999,570 resulted in a total stockholders’ deficiency of $1,716,113 at September 30, 2012. We anticipate that our current cash on hand of $157 as of September 30, 2012 is not sufficient to satisfy our cash requirements without additional funding. The Company has funded its operations and met its capital expenditures requirements primarily through cash generated from contributions from the issuance of convertible debt securities and short-term promissory notes. In addition, we will need substantial additional capital during the next 12 months on order to complete our business plan.

During the year ending December 31, 2012, the Company believes that it will expend funds on the following:

-

Expenses related to the acquisition of potential contracts;

-

Leasing and refurbishment of certain military aircraft and equipment; and

-

Hiring of additional employees and independent contractors to fulfill potential contracts.

Total current judgments outstanding against the Company described more fully in Part II; Item 1. Legal Proceedings total approximately $2,025,000 plus accrued interest. Considering the overall current legal proceedings described more fully in Part II; Item 1. Legal Proceedings, the Company has and expects to continue to expend funds on legal expenses. Considering the importance of some of the current litigation to the Company, although it is an expense that we would prefer not to incur, our management believes that it is a necessary expense and we believe we can obtain financing to continue to fund the litigation if necessary.  In connection with the Searock judgments against the Company (described more fully in Part II; Item 1. Legal Proceedings), it is the Company’s position that it will be overturned on appeal in light of both the evidence and the fact that the Company did not receive proper notice of impending litigation and was not able to present any defense, and as such, until such time as final determinations by the courts have been made, we do not expect these judgments against the Company to affect our liquidity.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2012, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.  Such reasons for ineffectiveness were originally described in the Company’s Form 10-K for the period ending December 31, 2011 and are again outlined below:

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

During our most recently completed fiscal quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.

LEGAL PROCEEDINGS

On or about July 3, 2012, the Company entered into a Settlement Agreement (the “Daniels Settlement Agreement”) with Mark Daniels (“Daniels”), the Company’s former Chief Executive Officer. A copy of the Daniels Settlement Agreement was attached to our Form 8-K filed with the SEC on July 3, 2012 and incorporated herein by reference in its entirety. Pursuant to the terms of the Daniels Settlement Agreement, the Company agreed to settle its litigational claims against Daniels related to the litigation action entitled Tactical Air Defense Services, Inc., et. al v. Mark Daniels, et. al, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida through the removal of Daniels from the action. As consideration for the removal of Daniels from the action: (i) Daniels agreed to the rescission, cancellation, waiver and termination in full of all Company obligations relating to a promissory note issued by the Company to Daniels on or about April 15, 2009 with a current then balance of approximately $221,000 including all principle and accrued interest; and (ii) Daniels is required to deliver a Two Hundred and Fifty Thousand Dollars ($250,000.00) cash payment to the Company within one hundred and twenty (120) days of the execution of the Daniels Settlement Agreement. The $250,000.00 cash payment was cancelled pursuant to the F-5 Simulator Purchase Agreement described above in the section entitled Current Business and Asset Status; Contractual Obligations - F-5 Simulator Asset Purchase Agreement

Mr. Charlie Searock (“Searock”), a former executive officer of our company, has brought a laws suit in the District Court of the 336 th Judicial District of Grayson County, Texas against us and seven other defendants on February 6, 2007, on claims of breach of an employment agreement between Searock and International Tactical Training Center, Inc. (“ITTC”). (Charles J. Searock, Jr., vs. Tactical Air Defense Services, Inc., International Tactical Training Center, Inc., Mark Daniels, Victor Miller, John Farley, Gary Fears, Jamie Goldstein, and Joel Ramsden, Cause No.07-0322-336). ITTC and the Company are the only two corporate defendants named in the Searock lawsuit. Of the six individuals named as defendants, three are former ITTC management.   Searock asserts that the Company is liable for ITTC’s breach of employment agreement because he alleges that the Company acquired ITTC’s assets, and that ITTC was a former subsidiary of AeroGroup, Inc., an entity not named as a defendant in the Searock lawsuit. In addition to his claim for breach of the ITTC employment contract, Searock also asserts theories of tort liability against the defendants.   The Company denies any liability to Searock on his claim for breach of the ITTC employment contract and denies Searock has any factual basis to impose liability on the Company under any of his theories of tort liability. Specifically, the Company denies that it acquired, owns or controls ITTC’s former assets. The Company believes that this claim is without merit and is working towards resolution of the same.  On October 25, 2010, Searock was awarded a default judgment of $1,248,962 including accrued interest, jointly and severally against TADS and the other defendants, all of whom who failed to appear for trial, and an award of exemplary damages of $2,000,000 against TADS. Searock claims that TADS and the other defendants were given notice of the trial, however it is TADS assertion and the assertion of the other defendants that none one of the defendants, including TADS, ever received notice of the trial, were unaware of the trial, and that the judgment is without merit. TADS is currently in the process of appealing the judgment in the Texas Appellate Court based upon not having received notice, and although no assurances can be given, the Company believes that the judgment will be vacated by the Court.

On or about August 3, 2010 certain individuals including Alexander Baranov/Glovatsky filed an improper and frivolous Involuntary Chapter 7 Petition (the “New Petition”) against the Company in the United States Bankruptcy Court for the Southern District of Florida, in an effort to circumvent the legitimate court process, in direct violation of the Court Order issued by Judge Paul Hyman on May 14, 2010.

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

RISK FACTORS

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Convertible Debentures

Third Quarter of 2012

On September 27, 2012, the Company issued a secured Non-Convertible Promissory Note in a principle amount of $500,000.00 to the Mark Daniels Irrevocable Trust III as partial consideration for the purchase of Northrop TF5-1 Corp. in the third quarter of 2012.  The Convertible Debenture has a term of one year and an interest rate of 12%.

On September 27, 2012, the Company issued a secured Convertible Promissory Note in a principle amount of $1,350,000.00 to the Mark Daniels Irrevocable Trust III as partial consideration for the purchase of Northrop TF5-1 Corp. in third quarter of 2012. The Convertible Promissory Note has a term of one year, an interest rate of 12%, and is convertible into 2,500,000 shares of Series C Preferred Stock.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $36,377.92 to Jamie Goldstein as consideration for loans to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 121,259,733 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $21,700.00 to GFMB LLC as consideration for loans to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 72,333,333 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $11,376.53 to Alexis Korybut as consideration for loans to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 37,921,767 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $52,988.01 to Alexis Korybut as consideration for unpaid salary and benefits from the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 176,626,700 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $21,000.00 to the Mark Daniels Irrevocable Trust III as consideration for unpaid salary from the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 70,000,000 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $17,310.00 to The Bingham Law Group as consideration for legal services to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 57,700,000 shares of Common Stock at a conversion price of $0.0003 per share.

On September 30, 2012, the Company issued a Convertible Promissory Note in a principle amount of $5,000.00 to Sopwith, LLC as consideration for consulting services to the Company in the third quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 16,666,667 shares of Common Stock at a conversion price of $0.0003 per share.

Issuance of Common Stock

Conversion of Promissory Notes – Third Quarter of 2012

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

Conversion of Preferred Stock – Third Quarter of 2012

The Company issued 43,447,410 shares of restricted Common Stock to Cornucopia, Ltd. In July, 2012 in consideration for the conversion of 108,619 shares of Series B Preferred stock initially issued to Cornucopia, Ltd. in May, 2011.  No registration rights were issued in connection with these shares.

Subsequent Events

Issuance of Convertible Debentures

On December 31, 2012, the Company issued a Convertible Promissory Note in a principle amount of $29,500.00 to the Mark Daniels Irrevocable Trust III as consideration for unpaid salary from the Company in the fourth quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 147,500,000 shares of Common Stock at a conversion price of $0.0002 per share.

On December 31, 2012, the Company issued a Convertible Promissory Note in a principle amount of $29,500.00 to Victor Miller as consideration for unpaid consulting fees pursuant to the Air 1 Flight Support, Inc consulting agreement (described below in Item 5. Other Information – Consulting Agreements) in the fourth quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 147,500,000 shares of Common Stock at a conversion price of $0.0002 per share.

On December 31, 2012, the Company issued a Convertible Promissory Note to Alexis Korybut in a principle amount of $10,000.00 as consideration for loans to the Company in the fourth quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 50,000,000 shares of Common Stock at a conversion price of $0.0002 per share.

On December 31, 2012, the Company issued a Convertible Promissory Note to Alexis Korybut in a principle amount of $54,000.00 as consideration for unpaid salary and benefits from the Company in fourth quarter of 2012.  The Convertible Promissory Note has a term of three years, an interest rate of 12%, and has full-ratchet anti-dilution protection.  The principle amount is convertible into 270,000,000 shares of Common Stock at a conversion price of $0.0002 per share.

Conversion of Promissory Notes

On December 14, 2012, a Convertible Promissory Note issued to The Mark Daniels Irrevocable Trust III on September 27, 2012 in a principle amount of $1,350,000.00, was converted into 2,500,000 restricted shares of Series C Preferred Stock of the Company.

Issuance of Preferred Stock

On December 14, 2012, the Company issued 125,000 restricted shares of Series C Preferred Stock to Peter C. Maffitt as consideration for serving as a Director of the Company for 2012. No registration rights were issued in connection with these shares.

On December 14, 2012, the Company issued 62,500 restricted shares of Series C Preferred Stock to Tactical Air Consulting for consulting services during Q3/2012. No registration rights were issued in connection with these shares.

On December 14, 2012, the Company issued 5,000,000 restricted shares of Series C Preferred Stock to the Mark Daniels Irrevocable Trust III as consideration for the acquisition of AeroTech Acquisition Agreement. No registration rights were issued in connection with these shares.

On January 21, 2013, the Company issued 3,000,000 restricted shares of Series A Preferred Stock to Alexis Korybut pursuant to his employment agreement for 2012. No registration rights were issued in connection with these shares.

On January 21, 2013, the Company issued 6,000,000 restricted shares of Series A Preferred Stock to Alexis Korybut pursuant to his employment agreement for 2013. No registration rights were issued in connection with these shares.

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

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.

REMOVED AND RESERVED

None.

ITEM 5.

OTHER INFORMATION

Designation of Preferred Stock

On or about October 2, 2012, the Company filed a Certificate of Amendment to their Certificate of Designation amending the designation of the Series A Preferred Stock (the “Series A Preferred Stock”) and Series C Preferred Stock (the “Series C Preferred Stock”). The Series A Preferred Stock was amended to increase the number of authorized shares of Series A Preferred Stock to ten million shares; all other rights, preferences and privileges of the Series A Preferred Stock will remain the same as previously designated. The Series C Preferred Stock was re-designated to authorize up to twenty five million shares of Series C Preferred Stock, with each share of Series C Preferred Stock convertible into four hundred shares of Common Stock and maintaining a number of votes equal to the number of shares of Common Stock each share of Series C Preferred Stock is convertible into. A copy of the Certificate of Amendment to the Certificate of Designation has been attached as an exhibit to our Form 8-K filed with the SEC on October 5, 2012, the terms of which are hereby incorporated by reference in their entirety.

Consulting Agreements

On October 1, 2012, the Company entered into a one-year consulting agreement with Air 1 Flight Support, Inc. Pursuant to the terms of the agreement, Air 1 Flight Support shall review and advise upon the business and operations of the Company in connection with aircraft acquisition, aircraft maintenance, and other aircraft support services, and shall to review and advise upon logistical components of actual and potential aerial support contracts, in consideration for a monthly fee of $10,000.  A copy of the consulting agreement has been attached as an exhibit to this Form 10-Q for the quarter ended September 30, 2012.

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

On January 21, 2013, the Company entered into a one-year employment agreement with its Chief Executive Officer, Alexis C. Korybut. Pursuant to the terms of the agreement, Mr. Korybut will be employed in the positions of Chief Executive Officer, President and Chief Financial Officer of the Company and will receive an annual salary of $180,000, a one-time issuance of 6,000,000 shares of the Company’s Series A Preferred Stock, and additional benefits as outlined in the employment agreement.

Retirement of Notes

On July 3, 2012, pursuant to the terms of the Daniels Settlement Agreement, a promissory note issued to Mr. Daniels on April 15, 2009 in the principle amount of $159,878.00, including accrued interest of $61,761.09, for a total amount of $221,639.09, was definitively retired in its entirety.  The Company has no further obligation with respect to said promissory note.

Retirement of Accounts Receivable

On July 31, 2012, the Company retired a loan made on February 2, 2012 to Tac-Air in the amount of fifty thousand dollars (US$50,000), in consideration for a cash repayment of twenty-five thousand dollars (US$25,000) and for twenty-five thousand dollars (US$25,000) of consulting fees for aircraft due-diligence performed by Tac-Air on behalf of the Company

Retirement of Accounts Receivable

On October 11, 2012, pursuant to the F-5 Simulator Purchase Agreement, as consideration for the receipt of an F-5 training simulator, the Company retired $250,000 owed to the Company by Mark Daniels pursuant to the Daniels Settlement Agreement.

On December 19, 2012, as consideration for the receipt of $15,000.00, the Company retired $15,000.00 of principle of an $82,000 loan made in 2012 to Tac-Air in connection with the lease of a Super Tucano aircraft.

On January 28, 2013, as consideration for the receipt of $15,000.00, the Company retired $15,000.00 of principle of an $80,280 loan made in 2012 to Tactical Air Support, Inc. in connection with the lease of a Super Tucano aircraft pursuant to the JV Agreement with Tac-Air.

We have no other information to disclose that was required to be disclosed in a report on Form 8-K during third quarter of fiscal year 2012, but was not reported.

ITEM 6.

EXHIBITS

Exhibit #	Title

3 (i)

Articles of Incorporation and amendments thereto. (Attached as an exhibit to our First Amended Form 10-Q for the period ending September 30, 2010 filed with the SEC on May 10, 2011 and incorporated herein by reference).

3 (ii)

Certificate of Designation filed with the Nevada Secretary of State designating the rights, preferences, powers, privileges and restrictions, qualifications and limitations of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (Attached as an exhibit to our Form 8-K filed with the SEC on October 5, 2012, the terms of which are hereby incorporated by reference in their entirety)

3.2	Bylaws (Attached as an exhibit to our Form SB-2 filed with the SEC on May 27, 1999 and incorporated herein by reference).

10.1	Convertible Promissory Note issued to Sopwith, LLC in the principal amount of $5,000.00 dated September 30, 2012.

10.2	Convertible Promissory Note issued to The Bingham Law Group, APC in the principal amount of $17,310.00 dated September 30, 2012.

10.3	Convertible Promissory Note issued to Mark Daniels Irrevocable Trust, III in the principal amount of $21,000.00 dated September 30, 2012.

10.4	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $52,988.01 dated September 30, 2012.

10.5	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $11,376.53 dated September 30, 2012.

10.6	Convertible Promissory Note issued to GFMB, LLC in the principal amount of $21,700.00 dated September 30, 2012.

10.7	Convertible Promissory Note issued to Jamie Goldstein in the principal amount of $36,377.92 dated September 30, 2012.

10.8	Convertible Promissory Note issued to Mark Daniels Irrevocable Trust, III in the principal amount of $29,500.00 dated December 31, 2012.

10.9	Convertible Promissory Note issued to Victor Miller in the principal amount of $29,500.00 dated December 31, 2012.

10.10	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $10,000.00 dated December 31, 2012.

10.11	Convertible Promissory Note issued to Alexis Korybut in the principal amount of $54,000.00 dated December 31, 2012.

10.12	Asset Purchase Agreement between Tactical Air Defense Services, Inc. and Mark Daniels dated October 11, 2012

10.13	Consulting Agreement between Tactical Air Defense Services, Inc. and Air 1 Flight Support, inc. dated October 1, 2012.

10.14	Employment Agreement between Tactical Air Defense Services, Inc. and Alexis Korybut dated January 21, 2013.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2012, to be signed on its behalf by the undersigned on March 13, 2013 thereunto duly authorized.

TACTICAL AIR DEFENSE SERVICES, INC.

/s/ Alexis Korybut
By: Alexis Korybut Its: Chief Executive Officer (Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer)